Form 10-Q
period 1995-04-02
SEMICON INC
filed 1995-05-17
CIK 88922

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

 (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

For the quarterly period ended      April 2, 1995

                               OR

 ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number   0-3286

                            SEMICON, INC.

       (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                         04-2242662

(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

             10 North Avenue, Burlington, MA  01803

            (address of principal executive offices)
                         (Zip Code)
                        617-272-9015

        (Registrant's telephone number, including area code)


        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value - 3,304,873 shares (at April 30, 1995)

                                  INDEX
                                FORM 10-Q
                              SEMICON, INC.


PART I.   FINANCIAL INFORMATION

Item  1.   Financial Statements (Unaudited)                        Page

     Consolidated Balance Sheet - April 2, 1995
       and June 30, 1994.                                            3

     Consolidated Statement of Operations - Quarters ended
       April 2, 1995 and April 3, 1994 and nine months ended
       April 2, 1995 and April 3, 1994.                              5

     Consolidated Statement of Cash Flows - Quarters ended
       April 2, 1995 and April 3, 1994 and nine months ended
       April 2, 1995 and April 3, 1994.                              6

     Notes to Consolidated Financial Statements -
       April 2, 1995.                                                7



Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations             9


PART II.  OTHER INFORMATION

Item  6.   Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                           14





















  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET
  ASSETS

                                                                          April 2,     June 30,
                                                                            1995         1994
                                                                      -----------  -----------
  Current assets:
    Cash and cash equivalents                                          $    498,000 $    452,000
    Accounts receivable, less allowances
      of $10,000 ($10,000 at June 30, 1994)                                 891,000      909,000
    Inventories:
      Work-in-process and finished products                                 424,000      595,000
      Raw materials and supplies                                            166,000      258,000
                                                                        -----------  -----------
                                                                            590,000      853,000

    Other current assets                                                     60,000       59,000
                                                                        -----------  -----------
                        Total current assets                              2,039,000    2,273,000





  Property, plant and equipment
    Machinery and equipment                                               3,965,000    3,965,000
    Leasehold improvements                                                   84,000       75,000
                                                                        -----------  -----------
                                                                          4,049,000    4,040,000

    Less accumulated depreciation
      and amortization                                                    4,019,000    4,010,000
                                                                        -----------  -----------
                                                                             30,000       30,000




  Other assets                                                                1,000        1,000
                                                                        -----------  -----------
                                                                       $  2,070,000 $  2,304,000
                                                                        ===========  ===========




  See notes to consolidated financial statements.





  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET - Continued
  LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                          April 2,     June 30,
                                                                            1995         1994
                                                                        -----------  -----------
  Current liabilities:
    Accounts payable and other accrued liabilities                     $    267,000 $    311,000
    Accrued compensation                                                    206,000      189,000
    Accrued interest                                                      1,501,000    1,677,000
    Federal and state income taxes                                          100,000      104,000
    Indebtedness in default                                               2,202,000    3,213,000
    Reserves for restructuring and environmental costs                    1,100,000    1,104,000
    Liabilities relating to discontinued operations                         896,000      896,000
                                                                        -----------  -----------
                   Total current liabilities                              6,272,000    7,494,000






  Retiree deferred compensation                                             439,000      423,000





  Stockholders' deficit:
    Preferred stock, $1.00 par value
      1,000,000 shares authorized, none issued                                    0            0
    Common stock, $.25 par value,
      10,000,000 shares authorized, 3,304,873
      shares issued                                                         826,000      826,000
    Additional paid-in-capital                                               46,000       46,000
    Accumulated deficit                                                  (5,513,000)  (6,485,000)
                                                                        -----------  -----------
                 Total stockholders' deficit                             (4,641,000)  (5,613,000)
                                                                        -----------  -----------

                                                                       $  2,070,000 $  2,304,000
                                                                        ===========  ===========





  See notes to consolidated financial statements.




  SEMICON, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS



                                                    QUARTER ENDED          NINE MONTHS ENDED
                                                April 2,     April 3,     April 2,     April 3,
                                                  1995         1994         1995         1994
                                              -----------  -----------  -----------  -----------
  Net Sales                                  $  1,563,000 $  1,554,000 $  4,463,000 $  5,010,000

  Costs and expenses:
    Cost of products sold                       1,245,000    1,248,000    3,668,000    3,944,000
    Selling, general and administrative           252,000      283,000      803,000      784,000
    Interest                                       90,000       98,000      283,000      345,000
    Other (income) expense                              0      (67,000)           0      (67,000)
                                              -----------  -----------  -----------  -----------
                                                1,587,000    1,562,000    4,754,000    5,006,000
                                              -----------  -----------  -----------  -----------
  Income (loss) before income taxes and
    extraordinary item                            (24,000)      (8,000)    (291,000)       4,000
  Income taxes                                          0            0            0            0
                                              -----------  -----------  -----------  -----------
  Income (loss) before extraordinary item         (24,000)      (8,000)    (291,000)       4,000
  Extraordinary items:
    Gain on purchase of debentures                316,000        3,000      895,000      151,000
    Gain on debt settlement                             0            0      368,000            0
                                              -----------  -----------  -----------  -----------
                                                  316,000        3,000    1,263,000      151,000
                                              -----------  -----------  -----------  -----------
  Net income (loss)                          $    292,000 $     (5,000)$    972,000 $    155,000
                                              ===========  ===========  ===========  ===========


  Income (loss) per share:
    Before extraordinary items                     ($0.01)       $0.00       ($0.09)       $0.00
    Extraordinary items                              0.10         0.00         0.38         0.05
                                              -----------  -----------  -----------  -----------
  Net income (loss) per share                       $0.09        $0.00        $0.29        $0.05
                                              ===========  ===========  ===========  ===========

  Weighted average number of
    shares outstanding                          3,305,000    3,305,000    3,305,000    3,305,000
                                              ===========  ===========  ===========  ===========






  See notes to consolidated financial statements.




  SEMICON, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    QUARTER ENDED          NINE MONTHS ENDED
                                                April 2,     April 3,     April 2,     April 3,
                                                  1995         1994         1995         1994
                                              -----------  -----------  -----------  -----------
  Operating activities:
  Net income (loss)                          $    292,000 $     (5,000)$    972,000 $    155,000
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                 3,000       13,000        9,000       39,000
      Provision for bad debts                           0            0            0      (40,000)
      Gain on purchase of debentures             (316,000)      (3,000)    (895,000)    (151,000)
      Gain on debt settlement                           0            0     (368,000)           0
      Changes in assets and liabilities:
        Accounts receivable                      (130,000)     117,000       18,000      (91,000)
        Inventory                                 107,000     (132,000)     263,000       75,000
        Other current assets                       10,000      (11,000)      (1,000)     (19,000)
        Accounts payable and accrued expenses     127,000       82,000      195,000      332,000
        Income taxes payable                            0       (2,000)      (4,000)      (4,000)
        Other non-current obligations               6,000     (122,000)      16,000     (107,000)
                                              -----------  -----------  -----------  -----------
          Total adjustments                      (193,000)     (58,000)    (767,000)      34,000
                                              -----------  -----------  -----------  -----------
          Cash provided by (used in)
            operating activities                   99,000      (63,000)     205,000      189,000
  Investing activities:
    Capital expenditures                           (9,000)           0       (9,000)           0
    Collection of investment income                     0        5,000            0       11,000
    Discontinued operations                             0            0            0            0
                                              -----------  -----------  -----------  -----------
          Cash provided by (used in)
            investing activities                   (9,000)       5,000       (9,000)      11,000
  Financing activities:
    Debenture purchases and debt settlement       (13,000)           0     (148,000)           0
    Other                                           1,000       (1,000)      (2,000)      (1,000)
                                              -----------  -----------  -----------  -----------
          Cash provided by (used in)
            financing activities                  (12,000)      (1,000)    (150,000)      (1,000)
                                              -----------  -----------  -----------  -----------
          Increase (decrease) in cash
            and cash equivalents                   78,000      (59,000)      46,000      199,000
  Cash and cash equivalents
    at beginning of period                        420,000      548,000      452,000      290,000
                                              -----------  -----------  -----------  -----------
          Cash and cash equivalents
            at end of period                 $    498,000 $    489,000 $    498,000 $    489,000
                                              ===========  ===========  ===========  ===========


  See notes to consolidated financial statements.



SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED)

April 2, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

NOTE B -- INCOME (LOSS) PER SHARE

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and the assumed conversion of 13% Convertible Subordinated Debentures when their effect is dilutive. If the effect of the assumed conversion of 13% Convertible Subordinated Debentures is dilutive, net income used to calculate earnings per share is increased to include the after tax effect of debenture interest assumed to be forgone.

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding common equivalent shares which would be antidilutive.

NOTE C -- INCOME TAXES

At April 2, 1995, the Company had tax loss carryforwards of approximately $7,000,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $8,900,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED) -- Continued

April 2, 1995



NOTE D -- EXTRAORDINARY GAINS

During the quarter ended October 2, 1994, the Company settled its debt obligations with NationsBank. The settlement reduced indebtedness and accrued interest by $468,000 and resulted in a $368,000 extraordinary gain.

During the quarter ended April 2, 1995, the Company purchased $202,000 ($2,000 in the fiscal 1994 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $337,000 ($3,000 in the fiscal 1994 quarter) and resulted in a $316,000 ($3,000 in the fiscal 1994 quarter) extraordinary gain.

During the first nine months of fiscal 1995, the Company purchased $581,000 ($104,000 in the fiscal 1994 period) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $951,000 ($157,000 in the fiscal 1994 period) and resulted in a $895,000 ($151,000 in the fiscal 1994 period) extraordinary gain.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL


     The Company operates at the forbearance of its creditors. It continued to be in default of debt obligations aggregating $4,839,000 for principal and interest at April 2, 1995. The defaults exist because of non-payment of principal and interest for periods extending back to July 1990.


     The Company faces various environmental issues. The Company has a compliance deadline of August 2, 1995, to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000. The Company will file a "Financial Inability" notice as required by the code of Massachusetts Regulations before the August 1995 compliance deadline. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded that the Company pay 10.8% of the $20,000,000 to $25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. In November 1989, the Commonwealth of Massachusetts notified the Company that the Massachusetts Department of Environmental Protection believes that the Company is liable for hazardous material cleanup at the former Microfab, Inc. site in Amesbury, Massachusetts. The Company denies responsibility and liability in the matter.


     Further, the Company has no outside source of financing and does not expect to be able to obtain any such financing.


     Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.


     The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $3,337,000 at April 2, 1995. However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at April 2, 1995, $4,839,000.


                                 June 30,      April 2, 1995
                                   1990
                                                           Principal
                                                           and Accrued
                                 Principal    Principal    Interest

  BayBank                       $  795,000   $  696,000   $  707,000

  Deferred Compensation and
     Other                         820,000      439,000      439,000

  NationsBank                      430,000            0            0

  13% Convertible
     Subordinated Debentures     4,125,000    2,202,000    3,693,000
                                ----------   ----------   ----------
                                $6,170,000   $3,337,000   $4,839,000
                                ==========   ==========   ==========

     Settlements to January 1, 1995, have included: purchases of $1,923,000 face amount of debentures for $133,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $438,000 of deferred compensation and other obligations for $74,000. Despite fiscal 1995 year to date retirements of $1,419,000 of debt obligations for $148,000 cash and extraordinary gains of $1,263,000, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

     The Company has recorded an operating loss in every quarter except one since June 30, 1989. If the Company is unable to return to continuously profitable operations, to make satisfactory arrangements with its creditors and to satisfy its environmental obligations, the Company might be required to seek protection from its creditors under the United States Bankruptcy Code.

     The Company continues to suffer from the effects of a decrease in the demand for discrete semiconductor products used in military applications. The decrease in demand has resulted in fierce price competition and a shift in sales mix to commercial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

     The decrease in inventories at April 2, 1995, as compared to June 30, 1994, reflected the Company's efforts to reduce inventory investment and improve inventory turnover. The decrease in accrued interest and indebtedness in default reflected the settlement of $1,419,000 of debt obligations during the period.

     At April 2, 1995, the Company had a deficit in stockholders' equity aggregating $4,641,000 and its current liabilities exceeded its current assets by $4,233,000.

     The Company did not retain independent accountants to audit its 1993 and 1994 financial statements and it does not plan to retain independent accountants for 1995 because management does not believe the Company can afford the cost of an audit.

RESULTS OF OPERATIONS

Quarter Ended April 2, 1995

     Net sales increased 1% or $9,000 from $1,554,000 for the third quarter of fiscal 1994 to $1,563,000 for the third quarter of fiscal 1995. Backlog at April 2, 1995 was $1,887,000 as compared to $1,576,000 the prior year and $1,733,000 at the end of the second quarter of fiscal 1995. The book-to-bill ratio for the quarter ended April 2, 1995 was 112% as compared to 99% a year ago. Price competition remained fierce.

     Gross profit on sales increased from $306,000 (20% of sales) for the third quarter of fiscal 1994 to $318,000 (20% of sales) for the third quarter of fiscal 1995.

     Selling, general and administrative expenses decreased $31,000 to $252,000 for the third quarter of fiscal 1995 from $283,000 for the third quarter of fiscal 1994. The decrease included an $18,000 decrease in administrative salaries as a result of a layoff and an $11,000 decrease in sales commissions paid to outside sales representatives.

     Interest expense decreased $8,000 to $90,000 for the third quarter of fiscal 1995 as a result of reductions in outstanding debt.

     Third quarter results for fiscal 1995 included extraordinary gains aggregating $316,000 ($3,000 in fiscal 1994) from purchases of the Company's 13% convertible subordinated debentures at discounted amounts.

Nine Months Ended April 2, 1995

     Net sales decreased 11% or $547,000 from $5,010,000 for the first nine months of fiscal 1994 to $4,463,000 for the first nine months of fiscal 1995. A drop in selling prices from a year ago and a change in sales mix to lower price products have caused average selling prices to decrease. Sales of high reliability military specification devices decreased $675,000 to 69% of total sales from $3,776,000 (75% of total sales) a year ago. Price competition remained fierce.

     Gross profit on sales decreased from $1,066,000 (21% of sales) for the first nine months of fiscal 1994 to $795,000 (18% of sales) for the first nine months of fiscal 1995. The decrease resulted from decreases in sales and selling prices which were not offset by corresponding decreases in fixed and other manufacturing costs.

     Selling, general and administrative expenses increased $19,000 to $803,000 for the first nine months of fiscal 1995 from $784,000 for the first nine months of fiscal 1994. The increase related to a $45,000 bad debt expense credit in the first quarter of fiscal 1994 when the reserve for bad debts was reduced because of improved collection experience.

     Interest expense decreased $62,000 to $283,000 for the first nine months of fiscal 1995 as a result of reductions in outstanding debt.

     First nine months results for fiscal 1995 included extraordinary gains aggregating $972,000 ($155,000 in fiscal 1994) from purchases of the Company's 13% Convertible Subordinated Debentures and from settlement of the NationsBank debt at discounted amounts.

PART II.   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits - None

     (b)      Reports on Form 8-K - None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           SEMICON, INC.



Date:                           By:
                                    Richard C. Allard
                                    Executive Vice President and
                                      Chief Financial Officer