Form 10-Q/A
period 1995-01-01
SEMICON INC
filed 1995-07-07
CIK 88922

FORM 10-Q/A

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

        ____________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)

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



                                   1
PART II.   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits
                 Exhibit No. 27.1 - Financial Data Schedule

     (b)      Reports on Form 8-K - None














































                                   2
SIGNATURES

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



































                                   3