Form 10-K
period 1995-06-30
SEMICON INC
filed 1995-09-22
CIK 88922

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
   (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended       JUNE 30, 1995
                                      OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from          to

Commission file number  0-3286

                               SEMICON, INC.
       (Exact name of registrant as specified in its charter)

         Massachusetts                          04-2242662
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

       10 North Avenue
   Burlington, Massachusetts                        01803
 (Address of principal executive                  (Zip Codes)
 offices)
          Registrant's telephone number, including area code:
                       (617) 272-9015
   Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange
      Title of each class                    which registered
            None                                 None
   Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.25 par value
                           (Title of Class)

   Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                              Yes  X        NO
                                 -----        -----
   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
past 90 days.                 Yes  X        No
                                 -----        -----
   The aggregate market value of voting stock held by nonaffiliates of the registrant as of August 31, 1995 was $133,000.

   The number of shares of common stock outstanding as of August 31, 1995 was 3,304,873.


                  DOCUMENTS INCORPORATED BY REFERENCE

None.
                                 PART I

Item 1.  Business

     General: Semicon, Inc. (the "Company") was founded in 1958. Through its subsidiary, Semicon Components, Inc., the Company is engaged in the manufacture and sale of discrete semiconductors. Discrete semiconductors are used in electronic products to convert alternating to direct current, to control the direction of electrical current flow, to regulate voltages and to protect sensitive circuitry from line surges and transient voltage spikes.

     Products: The Company's products include a broad line of rectifiers, zener diodes, transient voltage suppressors and unique assemblies used primarily in high reliability military-aerospace, telecommunications and commercial applications. Most of the Company's products are catalog items made to United States government and industry specifications. The Company also sells unique assemblies designed and assembled for specific circuitry needs of particular customers.

     Sales and Marketing: Approximately 51% of the Company's sales are made to seven franchised distributors. The remainder of the Company's sales are to original equipment manufacturers ("OEM"). OEM sales are made by Company employees and five independent sales representative organizations. In the past fiscal year, the Company sold semiconductors to 82 customers at 114 locations. During that period Zeus Electronics and ACI Electronics Corp. accounted for 18% and 13% of sales, respectively. Approximately 70% of fiscal 1995 sales were military/defense products and the remainder were industrial/commercial products. Changes in United States defense appropriations and procurement policies, and changes in the Department of Defense Qualified Product List and product specifications could adversely affect the Company's sale of military/defense products.

     Competition: Microsemi Corp. is the dominant competitor in the military-aerospace market served by the Company. Microsemi Corp., the largest single owner of Semicon, Inc. Common Stock, offers a significantly broader range of semiconductor products than the Company. The Company is the only alternative source to Microsemi for ten series of military devices. Semtech Corporation and BKC Semiconductors Incorporated also compete with the Company on several series of military devices, while General Instrument Corp. competes with the Company's industrial/commercial devices. All of the Company's competitors are larger and have greater resources than the company.

     Competition in discrete semiconductor sales is a function of price, quality, breadth of product offerings and service (primarily delivery). Due to technological innovation, off-shore competition and decreased demand for military products, discrete semiconductors have been subject to decreasing prices for many years.


                                 2
Backlog: Backlog, believed to be firm, totaled approximately $2,160,000 and $1,455,000 as of August 31, 1995 and 1994, respectively.
Substantially all of the 1995 amount could be expected to be shipped within a year. Customer orders were strong for July and August 1995, as evidenced by the Company's increased backlog. Backlog has no seasonal aspects and is subject to cancellation and rescheduling, in most cases without penalty.

Research and Development: Research and development costs are not separately accounted for but management estimates that during each of the fiscal years ended June 30, 1995, 1994 and 1993 less than $200,000 was spent on Company-sponsored activities relating to the improvement of existing products and development of new products.

Raw Materials: Historically, raw materials essential to satisfy the precise requirements of the military specifications for products which represented approximately 70% of the Company's sales have been available in adequate quantities at competitive prices. However, changes in government specification, raw material availability or increased cost of raw materials could have an adverse impact on Company operations. The Company experienced increased pricing in the cost of silicon wafers (a basic raw material) and lengthened vendor delivery lead times in the five months ended August 31, 1995. In September 1995 the Company was informed by its primary silicon wafer vendor that it would no longer supply silicon to the Company. The Company is searching for alternate sources.

Environmental Regulation: Operations of the Company are subject to federal, state and local laws relating to the environment.

See Item 7 and Notes C and D of Notes to Financial Statements regarding certain environmental matters.

Patents and Technology: The Company holds a number of patents relating to semiconductor devices but does not currently consider them to be significant to its business. Although the Company is not aware of any infringement, it is possible that one or more of the products of the Company may infringe existing patents of others.

     The Company is not aware of any technological development that may render its products obsolete but, like all companies in high technology businesses, it is subject to that risk.

Employees:  As of August 31, 1995, the Company had 77 employees.

Item 2.  Properties

     The Company conducts its operations in approximately 30,000 square feet in a leased building located in Burlington, Massachusetts (with a lease expiring in June 1997).

Item 3.  Legal Proceedings

     None.


                                 3
Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.




















































                                 4
                                PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Company's common stock is traded in the over-the-counter market. The following table sets forth the high and low bid prices of the Company's Common Stock in the over-the-counter market, as reported daily by the National Quotation Bureau, Inc. Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.
                                Fiscal 1995             Fiscal 1994
                               -------------           -------------
                               High     Low            High     Low

First Quarter                 $ .01   $ .001          $ .01   $ .001
Second Quarter                  .01     .001            .01     .001
Third Quarter                   .01     .001            .01     .01
Fourth Quarter                  .01     .001            .01     .01

     The approximate number of stockholders of record at August 31, 1995, was 477.

     The Company has paid no cash dividends to date. The Company's indenture relating to its 13% Convertible Subordinated Debentures and a guarantee agreement relating to certain industrial revenue bonds of Microfab, Inc., a former subsidiary, contain limitations on the payment of cash dividends. At August 31, 1995, under these limitations, the Company was prohibited from paying any dividends.

Item 6.  Selected Financial Data

     For selected financial data for the five years ended June 30, 1995, see Part IV of this Report, page 33, incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in connection with the consolidated financial statements, the notes to the consolidated financial statements and the five-year summary of selected financial data.

Financial Condition

Liquidity and Sources of Capital

     The Company operates at the forebearance of its creditors. It continues to be in default of debt obligations aggregating $4,562,000 for principal and interest at June 30, 1995. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.



                                 5
     The Company faces various environmental issues. The Company had a compliance deadline of August 2, 1995, to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000. The Company filed a "Financial Inability" notice as required by the Code of Massachusetts Regulations before the August 1995 compliance deadline. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded that the Company pay 10.8% of the $20,000,000 to $25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. In November 1989, the Commonwealth of Massachusetts notified the Company that the Massachusetts Department of Environmental Protection believed that the Company has liability for hazardous material cleanup at the former subsidiary, Microfab, Inc. site in Amesbury, Massachusetts. The Company denies responsibility and liability in the matter.

     The Company has no outside source of financing and does not expect to be able to obtain any such financing.

     Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

     The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $3,134,000 at June 30, 1995. However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at June 30, 1995, $4,562,000.

                              June 30,         June 30, 1995
                               1990      ----------------------------
                                                     Principal and
                            Principal    Principal   Accrued Interest
                            ---------    ---------   ----------------

BayBank                     $ 795,000   $  696,000    $  707,000

Deferred Compensation
  and Other                   820,000      441,000       441,000

NationsBank                   430,000             0            0

13% Convertible
   Subordinated Debentures  4,125,000    1,997,000     3,414,000
                            ---------    ---------     ---------
                           $6,170,000   $3,134,000    $4,562,000
                           ==========   ==========    ==========



                                 6
     Settlements to June 30, 1995, have included: purchases of $2,128,000 face amount of debentures for $145,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $438,000 of deferred compensation and other obligations for $74,000. Despite fiscal 1995 settlements of $1,759,000 of debt obligations for $161,000 cash and extraordinary gains of $1,599,000, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

     The Company recorded an operating profit in the fourth quarter of fiscal 1995. Prior to that the Company recorded an operating loss in every quarter except one since June 30, 1989. If the Company is unable to return to continuously profitable operations, to make satisfactory arrangements with its creditors and to satisfy its environmental obligations, the Company might be required to seek protection from its creditors under the United States Bankruptcy Code.

     The Company has suffered from the effects of a decrease in the demand for discrete semiconductor products used in military applications. The decrease in demand has resulted in fierce price competition and a shift in sales mix to commercial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

     The decrease in inventories at June 30, 1995, as compared to June 30, 1994, reflected the Company's efforts to reduce inventory investment and improve inventory turnover. The decrease in accrued interest and indebtedness in default reflected the settlement of $1,759,000 of debt obligations during the period.

     At June 30, 1995, the Company had a deficit in stockholders' equity aggregating $4,188,000 and its current liabilities exceeded its current assets by $3,813,000.

     The Company did not retain independent accountants to audit its 1993, 1994 and 1995 financial statements because management did not believe the Company could afford the cost of an audit.

Results Of Operations

     Net sales of $6,158,000 for fiscal 1995 were down 8% or $545,000 from $6,703,000 for fiscal 1994 which were up 13% or $776,000 from $5,927,000 for fiscal 1993. Substantially all of the higher fiscal 1994 net sales was attributable to several one-time sales of products in the first six months of fiscal 1994. Management believes the industry-wide decrease in the demand for discrete semiconductor products used in military applications has leveled off. Bookings were 105% of sales for fiscal 1995 as compared to 98% of sales for fiscal 1994 and 102% of sales for fiscal 1993. Backlog at June 30, 1995, was $1,868,000 as compared to $1,601,000 at June 30, 1994, and $1,799,000 at June 30, 1993.

     Gross profit on sales was $1,245,000 (20% of sales) for fiscal 1995 as compared to $1,402,000 (21% of sales) for fiscal 1994 and $340,000 (6% of sales) for fiscal 1993. The increase in gross profit

                                 7
from 1993 to 1994 primarily reflected the results of the increase in sales while manufacturing costs decreased. The decrease in gross profit from 1994 to 1995 primarily reflected the results of the decrease in sales.

     Selling, general and administrative expenses fluctuated between 16% and 17% of sales for the three years ended June 30, 1995.

     Interest expense decreased from fiscal 1993 through fiscal 1995 as a result of reductions in outstanding debt.

     Other income for fiscal 1995 represented an $18,000 gain on the sale of property located in North Carolina. Other income for fiscal 1994 represented a $72,000 gain from settlements of certain deferred compensation obligations.

     The $1,230,000 extraordinary gain on purchases of debentures in fiscal 1995 ($276,000 in 1994 and $505,000 in 1993) resulted from the purchase of $786,000 ($187,000 in 1994 and $388,000 in 1993) face amount of 13% convertible Subordinated Debentures at a discount.

     The $368,000 extraordinary gain on debt settlement in fiscal 1995 resulted from the settlement of $468,000 of obligations due NationsBank for $100,000.

     The $130,000 extraordinary gain from bankruptcy distribution in fiscal 1993 resulted from chapter 7 final liquidation distributions of a former subsidiary, Microfab, Inc.

Item 8.  Financial Statements and Supplementary Data

     See Consolidated Financial Statements, part IV of this Report, pages 16 to 32, incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

     The Company believed it could not afford the cost of an independent audit for 1995, 1994 and 1993. Accordingly, management and the Board of Directors determined not to retain auditors to examine and report on the Company's 1995, 1994 and 1993 financial statements.
















                                 8
                                PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors of the Company are as follows:

                          Principal Occupation              Director
Name                      for the past five years    Age    Since

CLASS I DIRECTORS:

  Harold W. Mahar, Jr.    President and Chief         52    1988
                           Executive Officer
                           since January 1988
                           and Director of the
                           Company since April
                           1988.

  Richard C. Allard       Executive Vice President    50    1990*
                           and Chief Financial
                           Officer and Director of
                           the Company since
                           September 1990; Vice
                           President Finance and
                           Treasurer of the
                           Company since June 1981.


CLASS II DIRECTOR:

  Bruce W. Everitt        Senior Vice President,      67    1983
                           Standard Asset Group,
                           since 1992; Senior Vice
                           President, Applied
                           Telecommunications
                           Technologies, Inc.,
                           November 1991 to
                           June 1995; Principal,
                           Everitt Associates,
                           technology investment
                           consultants, since 1988.


CLASS III DIRECTORS:
                           None


    *Mr. Allard was elected Director by the Board of Directors on September 19, 1990, to fill the vacancy created by the retirement of Charles T. Russell, Jr.






                                 9
     Under Massachusetts law, the Board of Directors of the Company is classified into three classes with the term of office of one class expiring each year. The terms of the Class I, II and III directors expired in 1990, 1991 and 1992, respectively. Each of the Directors holds office until the annual meeting of shareholders in the year in which such director's term expires and until such director's successor is elected and qualified. Because no annual meetings have been held since 1989, Mr. Mahar and Mr. Allard are continuing as Class I directors and Mr. Everitt is continuing as a Class II director.

     Mr. Mahar and Mr. Allard are the only executive officers of the Company. Each of the executive officers of the Company holds office until the first meeting of directors following the annual meeting of shareholders and until his successor is elected and qualified.

     The Board of Directors held 4 meetings during the past fiscal year. Mr. Douglas P. Smith, who resigned as a director June 27, 1995, attended no meetings.

     The Audit Committee, the members of which were Mr. Everitt and Ms. Weber, who resigned as a director July 18, 1995, held one meeting during the past fiscal year. The duties of the Audit Committee are generally to review the Company's accounting policies and practices, the audit and the services provided by the independent auditors and to advise the Board of Directors with respect to the engagement of independent auditors. The decision not to engage independent auditors for fiscal 1993, 1994 and 1995 was made by the entire Board of Directors.

     The Compensation Committee, the members of which were Mr. Everitt and Ms. Weber, held one meeting during the last fiscal year. The duties of the Compensation Committee are generally to establish the compensation of the chief executive officer of the Company and to review incentive compensation plans and related programs of the Company. Compensation matters were considered by the entire Board of Directors.

     The Equity Incentive Plan Committee, the members of which were Mr. House, who retired as a director September 19, 1995, and Mr. Smith, held no meetings during the last fiscal year. The duty of the Equity Incentive Plan Committee is to administer the Company's Equity Incentive Plan.

     The Employee Stock Purchase Plan Committee, the members of which were Mr. Everitt and Mr. House, held no meetings during the last fiscal year. The duty of the Employee Stock Purchase Plan Committee is to administer the Company's Employee Stock Purchase Plan.

     The Board of Directors does not have a standing nominating committee.

     At their suggestion, since 1990, the directors have not received any compensation for serving on the Board.



                                 10
Item 11.  Executive Compensation

     Set forth below is information as to the cash compensation paid by the Company for each of the three fiscal years ended June 30, 1995, to its chief executive officer who was the only executive officer to be paid more than $100,000 in any of the last three fiscal years:

Summary Compensation Table:

     Name and Principal             Annual Compensation
         Position                   Year         Salary
   ----------------------          ----------------------
     Harold W. Mahar, Jr.,          1995       $125,000
     President and Chief            1994       $125,000
     Executive Officer              1993       $125,000

     The Company paid no bonuses or other compensation to its chief executive officer during the three years ended June 30, 1995. Further, the Company made no long term compensation awards or payouts to its chief executive officer during the three years ended June 30, 1995.

Option/SAR Grants in Last Fiscal Year:

     None.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values:

     None.

Long-Term Incentive Plans-Awards in Last Fiscal Year:

     None.

     The Company has a deferred compensation agreement with Mr. Allard under which the Company has agreed to pay him, upon his retirement at age 65, $24,000 annually until the later of ten years or his death, subject to certain conditions. If Mr. Allard becomes disabled prior to his retirement, the Company has agreed to pay him $12,000 annually for life. The agreement further provides that if Mr. Allard dies while employed by the Company, the Company will pay Mr. Allard's spouse or other beneficiary $28,000 annually for ten years.

     The Company has severance agreements with its executive officers under which the Company agrees to pay severance benefits to each such executive, consisting of a percentage of his annual base salary (175% in the case of Mr. Mahar and 150% in the case of Mr. Allard) at the rate in effect immediately prior to the termination of employment or the change of control, whichever is higher. In addition, the executive will be entitled to certain other benefits including the acceleration of the exercisability of outstanding stock options, continued participation for up to one year in group health and medical insurance plans, the payment by the Company of legal fees and expenses incurred as a result of termination of employment, and under certain circumstances, the executive shall have the option to decrease payments

                                 11
or benefits payable under the agreement to avoid any excise taxes payable by the executive as a result of the severance benefits. The benefits are payable to the executive only if his employment is terminated for any reason other than for cause (as defined in the agreement), or if the executive terminates his employment as the result of specified justification, in all cases during a period of two years following a "change of control" of the Company. A change of control is defined to include the acquisition of 30% or more of the combined voting power of the Company's then outstanding securities, other changes of control required to be reported as determined by certain regulatory authorities, and certain changes in membership of the Board of Directors. Such severance payments would not be reduced for compensation received by the executive from any new employment. At the option of the Company, the agreement shall not apply to a change of control which takes place five years after the date of execution of the agreement. Under these agreements, based upon the annual base salary to be paid by the Company to the executive for fiscal 1995, change of control cash severance payments would be approximately $218,000 and $149,000, respectively, for Messrs. Mahar and Allard.





































                                 12
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Principal Owners of Common Stock: The following table sets forth, as of August 31, 1995, the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) of persons known to the Company to be such owner of more than five percent of the outstanding Common Stock of the Company, based on information on file with the Securities and Exchange Commission:

                           Common Stock                 Percent
Name and Address           Owned Beneficially (1)       of Class
--------------------       ----------------------       --------
Microsemi Corp.                  581,987                  17.6%
2830 Fairview Street
P.O. Box 26890
Santa Ana, CA  92799-6890

Mary Jean Robison                390,188 (2)              11.8%

Robert E. House                  210,562 (3)               6.4%




(1) Each identified stockholder has sole voting and dispositive power except that Mrs. Robison is a co-trustee with respect to 50,014 shares held in a trust. The address of each stockholder except Microsemi Corp. is c/o Semicon, Inc., 10 North Avenue,
      Burlington, Massachusetts  01803.

(2) Includes 50,014 shares held by a trust for which Mrs. Robison is a co-trustee.

(3) Does not include 8,800 shares owned by Mrs. House, as to which Mr. House disclaims beneficial ownership.

     Equity Ownership of Management: The following table sets forth, as of August 31, 1995, the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) of the Company's Common Stock by each Director and all Directors and officers of the Company as a group, from information provided by such persons:

                              Common Stock               Percent
Name                       Owned Beneficially            of Class
--------------------       ------------------            --------
Harold W. Mahar, Jr.            129,118 (1)                3.9%
Richard C. Allard                37,366 (2)                1.1%
Bruce W. Everitt                 10,000                    0.3%
All Directors and
officers                        176,484                    5.3%





                                 13
(1) Does not include 37,200 shares held in custodial accounts of Mr. Mahar's dependent children and 66,100 shares owned by Mrs. Mahar and a non-dependent child as to which he disclaims beneficial ownership.

(2) Does not include 300 shares owned by dependent children of Mr. Allard as to which he disclaims beneficial ownership.

     Except as otherwise indicated, all Directors and officers have sole voting and dispositive power.

     For the sole purpose of calculating the aggregate market value of voting stock held by nonaffiliates of the Company as set forth on the cover page, it was assumed that only directors, executive officers and greater than five percent stockholders as of the calculation date (other than Microsemi Corp.), together with the spouses and dependent children of such persons, constituted affiliates; no acknowledgment by such persons of affiliate status is implied.

Item 13.  Certain Relationships and Related Transactions

     None.
                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

  (a) The following documents are filed as a part of this report:
      (1) The financial statements listed in the Index to Financial Statements appearing on page 16 of this report, which index is incorporated herein by reference.
      (2) The financial statement schedules as set forth in the above-mentioned Index to Financial Statements.
      (3) See Exhibit Index, pages 34 and 35, incorporated herein by reference.
  (b) Reports on Form 8-K in the fourth quarter of fiscal 1995:

      None.


















                                 14
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEMICON, INC.

September   , 1995           By:
                                 ----------------------------------
                                 Harold W. Mahar, Jr., President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of
September   , 1995.


By:
    -----------------------------------------
    Richard C. Allard
    Executive Vice President,
    Chief Financial Officer and Director
    (principal financial and accounting officer)


By:
    -----------------------------------------
    Bruce W. Everitt
    Director


By:
    -----------------------------------------
    Harold W. Mahar, Jr.
    President, Chief Executive Officer
    and Director
    (principal executive officer)
















                                 15
                             SEMICON, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 14(a)

     The following consolidated financial statements of Semicon, Inc. are included in item 8: Reference

     Consolidated balance sheets at                             17
       June 30, 1995 and 1994

     For the years ended June 30, 1995,
       1994 and 1993:
         Consolidated statements of operations                  19
         Consolidated statements of stockholders'
           deficit                                              20
         Consolidated statements of cash flows                  21
         Notes to financial statements                          22

     The following consolidated financial statement schedules are included in Item 14(d):

     III- Property, Plant and Equipment                         29

     IV - Accumulated Depreciation, Depletion
             and Amortization of Property, Plant
             and Equipment                                      30

      V - Valuation and Qualifying Accounts                     31

     VI - Supplementary Income Statement Information            32

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


















                                 16



      SEMICON, INC.
      CONSOLIDATED BALANCE SHEETS
      June 30, 1995 and 1994
      ASSETS

                                                                 1995            1994
                                                               ---------       ---------
      Current assets:
        Cash and cash equivalents                           $    552,000    $    452,000
        Accounts receivable, less allowances of
          $10,000 ($10,000 at June 30, 1994)                     966,000         909,000

        Inventories:
          Work-in-process and finished products                  506,000         595,000
          Raw materials and supplies                             186,000         258,000
                                                               ---------       ---------
                                                                 692,000         853,000


        Other current assets                                      54,000          59,000
                                                               ---------       ---------
                              Total current assets             2,264,000       2,273,000





      Property, plant and equipment:
        Machinery and equipment                                3,965,000       3,965,000
        Leasehold improvements                                   123,000          75,000
                                                               ---------       ---------
                                                               4,088,000       4,040,000


        Less accumulated depreciation and amortization         4,023,000       4,010,000
                                                               ---------       ---------
                                                                  65,000          30,000





      Other assets                                                 1,000           1,000
                                                               ---------       ---------
                                                            $  2,330,000    $  2,304,000
                                                               =========       =========




      See notes to finanical statements.

                                            17
      SEMICON, INC.
      CONSOLIDATED BALANCE SHEETS (CONTINUED)
      June 30, 1995 and 1994
      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                  1995            1994
                                                               ---------       ---------
      Current liabilities:
        Accounts payable and other accrued liabilites       $    360,000    $    311,000
        Accrued compensation                                     197,000         189,000
        Accrued interest                                       1,427,000       1,677,000
        Federal and state income taxes                           100,000         104,000
        Indebtedness in default                                1,997,000       3,213,000
        Reserves for restructuring and environmental costs     1,100,000       1,104,000
        Liabilites relating to discontinued operations           896,000         896,000
                                                               ---------       ---------
                              Total current liabilites         6,077,000       7,494,000







      Retiree deferred compensation                              441,000         423,000







      Stockholders' deficit:
        Preferred stock, $1.00 par value,
          1,000,000 shares authorized, none issued                     0               0
        Common stock, $.25 par value,
          10,000,000 shares authorized, 3,304,873
          shares issued                                          826,000         826,000
        Additional paid-in capital                                46,000          46,000
        Accumulated deficit                                   (5,060,000)     (6,485,000)
                                                               ----------      ----------
                      Total stockholders' deficit             (4,188,000)     (5,613,000)
                                                               ----------      ----------
                                                            $  2,330,000    $  2,304,000
                                                               =========       =========






      See notes to financial statements.


                                   18


     SEMICON, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS
     Years ended June 30, 1995, 1994 and 1993








                                                      1995          1994          1993
                                                   ----------    ----------    ----------

     Net Sales                                  $  6,158,000  $  6,703,000  $  5,927,000

     Costs and expenses:
       Cost of products sold                       4,913,000     5,301,000     5,587,000
       Selling, general and administrative         1,071,000     1,073,000     1,036,000
       Interest                                      365,000       449,000       527,000
       Other (income) expense                        (18,000)      (71,000)            0
                                                   ----------    ----------    ----------
                                                   6,331,000     6,752,000     7,150,000
                                                   ----------    ----------    ----------
     Income (loss) before income taxes
       and extraordinary items                      (173,000)      (49,000)   (1,223,000)
     Income tax provision                                  0             0             0
                                                   ----------    ----------    ----------
     Income (loss) before extraordinary items       (173,000)      (49,000)   (1,223,000)

     Extraordinary items:
       Gain on purchase of debentures              1,230,000       276,000       505,000
       Gain on debt settlement                       368,000             0             0
       Gain from bankruptcy distribution                   0             0       130,000
                                                   ----------    ----------    ----------
                                                   1,598,000       276,000       635,000
                                                   ----------    ----------    ----------
     Net income (loss)                          $  1,425,000  $    227,000  $   (588,000)
                                                   ==========    ==========    ==========


     Income (loss) per share:
       Before extraordinary items                     ($0.05)       ($0.01)       ($0.37)
       From extraordinary items                         0.48          0.08          0.19
                                                       -----         -----         -----
     Net income (loss)                                 $0.43         $0.07        ($0.18)
                                                       =====         =====         =====

     Weighted average number of
       shares outstanding                          3,305,000     3,305,000     3,305,000
                                                   ==========    ==========    ==========

     See notes to financial statements
                                   19
    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
    SEMICON, INC.
    Years Ended June 30, 1995, 1994 and 1993


                                            Additional   Retained
                                  Common      Paid-in    Earnings    Treasury
                                   Stock      Capital    (Deficit)     Stock       Total
                                 ----------  ----------  ----------  ----------  ----------
    Balance at June 30, 1992   $   826,000 $    45,000 $(6,124,000)$         0 $(5,253,000)
    Conversion of debentures             0       1,000           0           0       1,000






    Net loss                             0           0    (588,000)          0    (588,000)
                                 ----------  ----------  ----------  ----------  ----------

    Balance at June 30, 1993       826,000      46,000  (6,712,000)          0  (5,840,000)
    Net income                           0           0     227,000           0     227,000
                                 ----------  ----------  ----------  ----------  ----------

    Balance at June 30, 1994       826,000      46,000  (6,485,000)          0  (5,613,000)
    Net income                           0           0   1,425,000           0   1,425,000
                                 ----------  ----------  ----------  ----------  ----------

    Balance at June 30, 1995   $   826,000 $    46,000 $(5,060,000)$         0 $(4,188,000)
                                 ==========  ==========  ==========  ==========  ==========



                                 Shares of                           Shares of      Net
                                  Common                             Treasury     Shares
                                   Stock                               Stock    Outstanding
                                 ----------                          ----------  ----------
    Balance at June 30, 1992     3,304,765                                   0   3,304,765
    Conversion of debentures           108                                   0         108
                                 ----------                          ----------  ----------

    Balance at June 30, 1993,
      1994 and 1995              3,304,873                                   0   3,304,873
                                 ==========                          ==========  ==========







    See notes to financial statements.


                                   20
      SEMICON, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended June 30, 1995, 1994 and 1993

                                                  1995         1994         1993
                                                ----------   ----------   ----------
      Operating activities:
        Net income(loss)                      $ 1,425,000  $   227,000  $  (588,000)
        Adjustments to reconcile net
          income(loss) to net cash
          provided by operating activites:
            Depreciation and amortization          13,000       52,000      106,000
            Provision for accounts and note
              receivable                                0      (40,000)           0
            Extraordinary gains                (1,598,000)    (276,000)    (505,000)
            Change in assets and liabilities:
              Accounts receivable                 (57,000)    (139,000)      18,000
              Inventory                           161,000        6,000      284,000
              Other current assets                  5,000       (9,000)      13,000
              Other assets                              0            0       (1,000)
              Accounts payable and
                accrued expenses                  348,000      446,000      221,000
              Income taxes payable                 (4,000)      (5,000)      22,000
              Other noncurrent obligations         18,000     (102,000)      32,000
                                                ----------   ----------   ----------
                           Total Adjustments   (1,114,000)     (67,000)     190,000
                                                ----------   ----------   ----------
              Net cash provided by (used in)
                operating activities              311,000      160,000     (398,000)
      Investing activities:
        Capital expenditures                      (48,000)           0      (34,000)
        Collection of investment income                 0       11,000            0
        Discontinued operations--other                  0            0       51,000
                                                ----------   ----------   ----------
              Net cash provided by (used in)
                    investing activities          (48,000)      11,000       17,000
      Financing activities:
        Purchase of debentures                    (61,000)     (13,000)     (24,000)
        Other                                    (102,000)       4,000       (3,000)
                                                ----------   ----------   ----------
              Net cash provided by (used in)
                     financing activities        (163,000)      (9,000)     (27,000)
                                                ----------   ----------   ----------
      Net increase(decrease) in
        cash and cash equivalents                 100,000      162,000     (408,000)
      Cash and cash equivalents
        at beginning of year                      452,000      290,000      698,000
                                                ----------   ----------   ----------
      Cash and cash equivalents at
        end of year                           $   552,000  $   452,000  $   290,000
                                                ==========   ==========   ==========
       Supplemental cash flow information:
        Interest paid                         $    42,000  $    42,000  $    41,000
        Income taxes paid (refunded), net           7,000        4,000      (22,000)

      See notes to financial statements
                                   21
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994 and 1993

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

     The financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company may not be able to continue its operations because it is experiencing operating losses, negative working capital, and a stockholders' deficit with various debt defaults. In order to continue as a going concern, the Company's plans at this time are focused on reducing and restructuring its debt, and providing cash flow and stabilized operating results.

Principles of Consolidation

     The consolidated financial statements include the accounts of Semicon, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

     The Company's property, plant and equipment is stated at cost. Depreciation and amortization of property, plant and equipment have been provided principally using the straight-line method over the estimated useful lives of the related assets.

Income Taxes

     The Company provides for income taxes currently payable and, in addition, for deferred income taxes that generally represent the future income tax effect of existing temporary differences between the book and tax bases of a company's assets and liabilities, assuming they will be realized and settled, respectively, at the amounts reported in the company's financial statements. Classification is based on when the temporary differences are expected to result in a taxable or deductible amount.

Income Per Share

     Net income per share is computed by dividing net income (loss), adjusted by the after-tax effect of interest on the 13% Convertible




                                   22
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994 and 1993

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subordinated Debentures, by the weighted average number of common shares outstanding plus share equivalents which result from the dilutive effect of the assumed conversion of the debentures and the assumed exercise of stock options. Because of the required treatment of the debentures in calculating quarterly income per share amounts, the total of quarterly income per share amounts does not necessarily equal annual income per share. In a net loss period, the conversion of the debentures and the exercise of stock options are not assumed because they would be antidilutive.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

Significant Customers

     The Company's principal business is the manufacture of discrete semiconductors. Sales are primarily to customers in the United States. The following customers each accounted for more than 10% of sales:

                                            1995      1994      1993
                                           ------    ------    ------
    Zeus Electronics, An Arrow Co.          18%       24%       26%
    ACI Electronics Corp.                   13        12        11

Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities at June 30, 1995 and 1994 included the following:
                                            1995            1994
                                         ----------      ----------
    Trade accounts payable               $  331,000      $  284,000
    Commissions payable                      20,000          18,000
    Other                                     9,000           9,000
                                         ----------      ----------
                                         $  360,000      $  311,000
                                         ==========      ==========

Retiree Deferred Compensation

     Retiree deferred compensation represents obligations under agreements with certain retired employees to provide them deferred compensation. The obligations are stated at their present value, bear interest at the imputed rate of 9% and are payable in monthly installments. During fiscal 1991 the Company suspended its deferred compensation payments.



                                 23
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994 and 1993

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During fiscal 1994, as a result of a court order, the Company settled deferred compensation obligations aggregating $127,000 for $55,000 cash and realized gains aggregating $72,000 which were included in other income. At June 30, 1995, aggregate annual maturities of deferred compensation payments were $251,000 in arrears, $53,000 in 1996, $38,000 in 1997, $24,000 in 1998, $24,000 in 1999, $24,000 in 2000 and
$102,000 thereafter.

NOTE B-INDEBTEDNESS IN DEFAULT

  Indebtedness in default at June 30, 1995 and 1994 was as follows:

                                           1995              1994
      13% Convertible Subordinated      ----------        ----------
        Debentures due
        January 15, 2001                $1,997,000        $2,783,000
      Industrial Revenue Bond                    0           430,000
                                        ----------        ----------
                                        $1,997,000        $3,213,000
                                        ==========        ==========

     The 13 % Convertible Subordinated Debentures are convertible
(unless previously called for redemption by the Company) into shares of common stock at any time prior to maturity at $9.22 per share.
Interest is payable semiannually on July 15 and January 15.

     On July 15, 1990, the Company suspended payment of interest on its 13% Convertible Subordinated Debentures. On August 15, 1990, the Company was declared in default of its debenture obligations by the debenture Trustee. The debenture default also created a default under terms of the Company's Industrial Revenue Bond obligations. Accordingly, the Company classified both of these debt obligations as current liabilities.

     During fiscal 1995, the Company purchased $786,000 ($187,000 in 1994 and $388,000 in 1993) face amount of its 13% Convertible
Subordinated Debentures at a discount. The purchases reduced indebtedness and accrued interest by $1,292,000 ($289,000 in 1994 and $530,000 in 1993) and resulted in a $1,231,000 ($276,000 in 1994 and
$505,000 in 1993) extraordinary gain.

     On August 8, 1994, the Company settled its industrial revenue bond obligations to NationsBank for $100,000 cash which resulted in a $368,000 extraordinary gain. The Company subsequently sold related North Carolina real estate for $18,000 which is reflected as other income.




                                 24
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994 and 1993

NOTE C-RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

     The balance sheet reserves for restructuring and environmental costs included the following at June 30, 1995 and 1994:

                                           1995             1994
                                        ----------       ----------
Environmental matters                   $  648,000       $  652,000
Debt restructuring
 and related matters                       452,000          452,000
                                        ----------       ----------
                                        $1,100,000       $1,104,000
                                        ==========       ==========

     Reserves for environmental matters were originally established in 1990 to cover the estimated cost of remediation of an environmental matter at the Company's Burlington, Massachusetts facility and a $200,000 potentially responsible party group settlement contingent liability associated with the Company's Burlington, Massachusetts facility to be paid when the Company's net worth exceeds $1,000,000. The Company had a compliance deadline of August 2, 1995, to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost 350,000 to 600,000. The Company filed a "Financial Inability" notice as required by the Code of Massachusetts Regulations before the August 1995 compliance deadline. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded that the Company pay 10.8% of the $20,000,000 to 25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. Comprehensive remediation could exceed the Company's cash resources and force reorganization or liquidation of the Company under the United States Bankruptcy Code.

     Reserves for debt restructuring and related matters were established in 1990 to cover the estimated cost of consensual non-bankruptcy restructuring and bankruptcy restructuring.












                                 25
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994 and 1993

NOTE D-LIABILITIES RELATING TO DISCONTINUED OPERATIONS

     Liabilities relating to discontinued operations included the following at June 30, 1995 and 1994.

                                           1995            1994
Obligations under debt                  ----------      ----------
 guarantee                              $  696,000      $  696,000
Environmental matter                       200,000         200,000
                                        ----------      ----------
                                        $  896,000      $  896,000
                                        ==========      ==========


     The obligations under debt guarantee relate to the Company's guarantee of mortgage debt of a former subsidiary, Microfab, Inc., which filed for Chapter 7 bankruptcy liquidation in 1987. During 1993 the Chapter 7 Trustee made final cash distributions under the Chapter 7 liquidation which resulted in an $80,000 pay-down of the guarantee obligation and a $130,000 extraordinary gain.

     In November 1989, the Commonwealth of Massachusetts notified the Company that the Massachusetts Department of Environmental Protection believes that the Company is liable for hazardous material cleanup at the former Microfab, Inc. site in Amesbury, Massachusetts. The Company denies responsibility and liability in the matter. The reserve for environmental matters was established in 1990 to cover the estimated cost of litigating the matter. There has been no significant action on this matter for three years.

NOTE E-INCOME TAXES

  Income tax provisions consisted of the following:

                                 1995          1994          1993
Total provisions              ----------    ----------    ----------
Current:
  Federal                     $        0    $        0    $        0
  State                                0             0             0
                              ----------    ----------    ----------
                              $        0    $        0    $        0
                              ==========    ==========    ==========










                                 26
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994 and 1993

NOTE  E-INCOME TAXES (continued)

      A reconciliation of income tax (benefit) for continuing operations computed at the statutory federal income tax rate to the income tax provision (benefit) follows:

                                 1995           1994           1993
Income tax provision
  (benefit) at statutory
  federal income tax rate     $(  59,000)    $(  17,000)    $( 416,000)
Net operating loss
  not utilized                    59,000         17,000        416,000
                              ----------     ----------     ----------
                              $        0     $        0     $        0
                              ==========     ==========     ==========

     At June 30, 1995, the Company had tax loss carryforwards of approximately $6,700,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $8,500,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

NOTE F-COMMITMENTS AND CONTINGENCIES

     The Company leases a 30,000 square foot facility in Burlington, Massachusetts under a lease agreement which expires in June 1997. The lease provides for monthly payments aggregating $100,000 per year plus real estate taxes, utilities and insurance. Rent expense aggregated $125,000 in 1993 and $100,000 in 1994 and 1995.

NOTE G-STOCKHOLDER'S DEFICIT

Equity Incentive Plan

     On November 16, 1988, the Company's Board of Directors adopted the Semicon, Inc. Equity Incentive Plan ( the "Plan"). The Plan permits the Company to grant a variety of stock and stock-based awards and related benefits to officers and other key employees of the Company and its subsidiaries. The awards and benefits available under the Plan include incentive and nonincentive stock options; restricted and unrestricted shares; rights to receive cash or shares on a deferred basis or based on performance; rights to receive cash or shares with respect to increases in the value of the common stock; rights to receive or purchase convertible securities including a maximum of 50,000 shares of the Company's preferred stock; cash payments


                                 27
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1995, 1994 and 1993

NOTE G-STOCKHOLDER'S DEFICIT (continued)

sufficient to offset the federal, state and local ordinary income taxes of participants resulting from transactions under the Plan; loans to participants in connection with awards; and other common stock-based awards that meet the requirements of the Plan.

     Subject to adjustment for stock splits and similar events, the total number of shares of common stock originally reserved for issuance under the Plan was 200,000. Awards may be granted under the Plan through November 16, 1998. During the three fiscal years ended June 30, 1995, no shares were issued to employees in connection with the Plan.

Employee Stock Purchase Plan

     On September 21, 1988, the Company's Board of Directors adopted the Semicon, Inc. Employee Stock Purchase Plan. The Employee Stock Purchase Plan is designed to encourage eligible employees of the Company to acquire, through payroll withholdings, an equity interest in the Company through the purchase of common stock at 85% of fair market value. Up to 100,000 shares of common stock of the Company may be purchased under the Employee Stock Purchase Plan. The Plan may be terminated at the discretion of the Board of Directors.

     The Company suspended the Plan beginning the first quarter of 1991.


Common Stock Reserved

     The following shares of common stock were reserved for issuance at June 30, 1995:

13% Convertible Subordinated Debentures                     216,594
Equity Incentive Plan                                       187,000
Employee Stock Purchase Plan                                 55,298
                                                            -------
                                                            458,892
                                                            =======












                                 28
  SCHEDULE III--PROPERTY, PLANT AND EQUIPMENT
  SEMICON, INC.



                              Balance at                             Other    Balance at
                               Beginning   Additions  Retirements   Changes       End
                               of Period    to Cost    (Deduct)   Add(Deduct)  of Period
                               ----------  ----------  ----------  ----------  ----------
  Year ended June 30, 1995:
    Machinery and equipment  $ 3,965,000 $         0 $         0 $         0 $ 3,965,000
    Leasehold Improvements        75,000      48,000           0           0     123,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,040,000 $    48,000 $         0 $         0 $ 4,088,000
                               ==========  ==========  ==========  ==========  ==========

  Year ended June 30, 1994:
    Machinery and equipment  $ 3,965,000 $         0 $         0 $         0 $ 3,965,000
    Leasehold Improvements        75,000           0           0           0      75,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,040,000 $         0 $         0 $         0 $ 4,040,000






                               ==========  ==========  ==========  ==========  ==========

  Year ended June 30, 1993:
    Machinery and equipment  $ 3,931,000 $    34,000 $         0 $         0 $ 3,965,000
    Leasehold Improvements        75,000           0           0           0      75,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,006,000 $    34,000 $         0 $         0 $ 4,040,000
                               ==========  ==========  ==========  ==========  ==========



















                                   29
  SCHEDULE IV--ACCUMULATED DEPRECIATION, DEPLETION AND AMORITIZATION OF PROPERTY, PLANT AND EQUIPMENT
  SEMICON, INC.

                                          Additions
                              Balance at  Charged to                 Other    Balance at
                               Beginning  Costs and                 Changes       End
                               of Period  Expenses (A)Retirements Add(Deduct)  of Period
                               ----------  ----------  ----------  ----------  ----------
  Year ended June 30, 1995:
    Machinery and equipment  $ 3,935,000 $    13,000 $         0 $         0 $ 3,948,000
    Leasehold Improvements        75,000           0           0           0      75,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,010,000 $    13,000 $         0 $         0 $ 4,023,000
                               ==========  ==========  ==========  ==========  ==========

  Year ended June 30, 1994:
    Machinery and equipment  $ 3,883,000 $    52,000 $         0 $         0 $ 3,935,000
    Leasehold Improvements        75,000           0           0           0      75,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 3,958,000 $    52,000 $         0 $         0 $ 4,010,000
                               ==========  ==========  ==========  ==========  ==========

  Year ended June 30, 1993:
    Machinery and equipment  $ 3,777,000 $   106,000 $         0 $         0 $ 3,883,000
    Leasehold Improvements        75,000           0           0           0      75,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 3,852,000 $   106,000 $         0 $         0 $ 3,958,000
                               ==========  ==========  ==========  ==========  ==========





  A= The annual provisions for depreciation have been
       computed using the following estimated ranges
       of useful lives:
         Machinery and equipment    5 years
         Leasehold improvements     Term of lease















                                   30
  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
  SEMICON, INC.


                                            Charged      Charged
                              Balance at   (Credited)   (Credited)               Balance at
                               Beginning  to Costs and   to Other                  End of
                               of Period    Expenses     Accounts    Deductions    Period
                               ----------  ----------   ----------   ----------   ----------
  Year ended June 30, 1995:
    Allowance for doubtful
      accounts               $    10,000 $     (4,000)$      4,000 $          0 $    10,000
    Allowance for losses
      on discontinued
      operations                 896,000            0            0            0     896,000
    Reserve for restructuring
      and environmental costs  1,104,000            0       (4,000)           0   1,100,000
                               ----------  ----------   ----------   ----------   ----------
                             $ 2,010,000 $     (4,000)$          0 $          0 $ 2,006,000
                               ==========  ==========   ==========   ==========   ==========

  Year ended June 30, 1994:
    Allowance for doubtful
      accounts               $    50,000 $    (44,000)$      4,000 $          0 $    10,000
    Allowance for losses
      on discontinued
      operations                 896,000            0            0            0     896,000
    Reserve for restructuring
      and environmental costs  1,100,000            0        4,000            0   1,104,000
                               ----------  ----------   ----------   ----------   ----------
                             $ 2,046,000 $    (44,000)$      8,000 $          0 $ 2,010,000
                               ==========  ==========   ==========   ==========   ==========

  Year ended June 30, 1993:
    Allowance for doubtful
      accounts               $    50,000 $          0 $          0 $          0 $    50,000
    Allowance for notes
      receivable                 525,000            0            0      525,000           0
    Allowance for losses
      on discontinued
      operations                 976,000            0            0       80,000     896,000
    Reserve for restructuring
      and environmental costs  1,114,000            0            0       14,000   1,100,000
                               ----------  ----------   ----------   ----------   ----------
                             $ 2,665,000 $          0 $          0 $    619,000 $ 2,046,000
                               ==========  ==========   ==========   ==========   ==========








                                   31
     SCHEDULE VI-SUPPLEMENTARY INCOME STATEMENT INFORMATION
     SEMICON, INC.

                                                     Charged to Costs and Expenses
                                                          Year Ended June 30,
                                                  -------------------------------------


                  Item                              1995          1994          1993
      ----------------------------------------    ----------   ----------    ----------

     Maintenance and repairs                   $    557,000 $     562,000 $     589,000

     Depreciation and amortization of
       intangible assets, preoperating
          cost and similar deferrals                  *            *             *

     Taxes, other than payroll and income taxes       *            *             *

     Royalties                                      None          None          None

     Advertising costs                                *            *             *







     *Less than 1% of toal sales and revenues.

























                                   32
  ITEM 6-SELECTED FINANCIAL DATA
  SEMICON, INC.




                                                   Year Ended June 30,
                                 ----------------------------------------------------------
                                   1995        1994        1993        1992         1991
                                 ----------  ----------  ----------  ----------  ----------

  Net Sales                    $ 6,158,000 $ 6,703,000 $ 5,927,000 $ 5,963,000 $  6,930,000
  Income (loss) from continuing
    operations before
    extraordinary item            (173,000)    (49,000) (1,223,000)   (888,000)  (2,013,000)

  Net income (loss)              1,425,000     227,000    (588,000)     49,000   (2,013,000)

  Total assets                   2,330,000   2,304,000   2,023,000   2,817,000    3,665,000

  Long-term debt, including
    current maturities           1,997,000   3,213,000   3,400,000   3,788,000    4,555,000

  Total debt obligations in default:
    Principal                    3,135,000   4,332,000   4,623,000   5,059,000    6,094,000
    Accrued interest             1,427,000   1,660,000   1,362,000   1,075,000      792,000
                                 ---------   ---------   ---------   ---------   ---------
                                 4,562,000   5,992,000   5,985,000   6,134,000    6,886,000

  Income (loss) per share:
    From continuing operations     (.05)       (.01)       (.37)       (.27)       (.61)
    Net income (loss)               .43         .07        (.18)        .01        (.61)






















                                   33
                             EXHIBIT INDEX

     One of the following exhibits is filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. The exhibit marked with an asterisk is filed herewith.

     3.1 Restated Articles of Organization of the Company, as amended (Exhibit 3.1 to Form 10-K for year ended June 30, 1988).

     3.2 By-Laws of the Company, as amended (Exhibit 3.2 to Form 10-K for year ended June 30, 1991).

     4.1 Indenture dated as January 15, 1981, between the Company and Industrial National Bank of Rhode Island (now known as Fleet Bank, NA), relating to 13% Convertible Subordinated Debentures due 2001 (Exhibit
4.1 to Amendment No. 1 of Registration Statement No. 2-70364).

     4.2  Mortgage and Indenture and Agreement Among the Town of
Amesbury, Microfab, Inc. and BayBank Middlesex as Trustee dated as of January 15, 1981, (Exhibit 4.2 to Amendment No. 1 of Registration
Statement No. 2-70364).

     4.3 Bond Purchase Agreement dated as of January 15, 1981, among BayBank Boston N.A., the town of Amesbury, Microfab, Inc. and the
Company (Exhibit 4.3 to Form 10-K for the year ended June 1987).

     4.4 Agreement dated March 11, 1988, between BayBank Middlesex and the Company (Exhibit 4.4 to Form 10-K for year ended June 30, 1988).

     10.1 Deferred Compensation Agreement between the Company and Mr. House (Exhibit 10.4 to Form 10-K for year ended June 30, 1988).

     10.2 Deferred Compensation Agreement between the Company and Mr. Allard (Exhibit 10.5 to Form 10-K for year ended June 30, 1983).

     10.3  Lease, dated March 31, 1983, between Trustees of N.W.
Building 28 Trust and the Company (Exhibit 10.7 to Form 10-K for the year ended June 30, 1983).

     10.4 Lease Extension Agreement dated May 31, 1994, to Lease, dated March 31, 1983, between Trustees of N.W. Building 28 Trust and the Company.

     10.5 Severance Agreement dated September 21, 1988, between the Company and Mr. Mahar (Exhibit 10.13 to Form 10-K for the year ended June 30, 1988).

     10.6 Severance Agreement dated September 21, 1988, between the Company and Mr. Allard (Exhibit 10.15 to Form 10-K for the year ended June 30, 1988).

     10.7 Semicon, Inc. Equity Incentive Plan (Exhibit 10.16 to Form 10-K for year ended June 30, 1989).


                                 34
     10.8 Semicon, Inc. Employee Stock Purchase Plan (Exhibit 10.11 to Form 10-K for the year ended June 30, 1991).

     22.1 List of subsidiaries (Exhibit 22.1 to Form 10-K for the year ended June 30, 1994.)

   * 27.1 Financial Data Schedule (EDGAR filing with Securities and Exchange Commission only).
















































                                 35