Form 10-Q
period 1995-10-01
SEMICON INC
filed 1995-11-13
CIK 88922

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

(Mark One)

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the quarterly period ended   October 1, 1995
                                      OR

  (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,304,873 shares (at October 31, 1995)

                                     INDEX
                                   FORM 10-Q
                                 SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)                                 Page

             Consolidated Balance Sheet  -  October 1, 1995
                   and June 30, 1995.                                        3

             Consolidated Statement of  Operations  -  Quarters ended
                   October 1, 1995 and October 2, 1994.                      5

              Consolidated Statement of Cash Flows  -  Quarters ended
                   October 1, 1995 and October 2, 1994.                      6

                Notes to Consolidated Financial Statements  -
                   October 1, 1995.                                          7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9

Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                  13



















  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET
  ASSETS

                                                        October 1,    June 30,
                                                           1995         1995
                                                       -----------  -----------
  Current assets:

    Cash and cash equivalents                              591,000      552,000
    Accounts receivable, less allowances
      of $10,000 ($10,000 at June 30, 1995)                764,000      966,000
    Inventories:
      Work-in-process and finished products                505,000      506,000
      Raw materials and supplies                           189,000      186,000
                                                       -----------  -----------
                                                           694,000      692,000

    Other current assets                                    67,000       54,000
                                                       -----------  -----------
                        Total current assets             2,116,000    2,264,000





  Property, plant and equipment
    Machinery and equipment                              3,966,000    3,965,000
    Leasehold improvements                                 159,000      123,000
                                                       -----------  -----------
                                                         4,125,000    4,088,000

    Less accumulated depreciation
      and amortization                                   4,028,000    4,023,000
                                                       -----------  -----------
                                                            97,000       65,000




  Other assets                                               1,000        1,000
                                                       -----------  -----------
                                                         2,214,000    2,330,000
                                                       ===========  ===========



  See notes to consolidated financial statements.





  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET - Continued
  LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                        October 1,    June 30,
                                                           1995         1995
                                                       -----------  -----------
  Current liabilities:

    Accounts payable and other accrued liabilities         366,000      360,000
    Accrued compensation                                   193,000      197,000
    Accrued interest                                     1,475,000    1,427,000
    Federal and state income taxes                          93,000      100,000
    Indebtedness in default                              1,959,000    1,997,000
    Reserves for restructuring and environmental costs   1,100,000    1,100,000
    Liabilities relating to discontinued operations        896,000      896,000
                                                       -----------  -----------
                   Total current liabilities             6,082,000    6,077,000






  Retiree deferred compensation                            445,000      441,000





  Stockholders' deficit:
    Preferred stock, $1.00 par value
      1,000,000 shares authorized, none issued                   0            0
    Common stock, $.25 par value,
      10,000,000 shares authorized, 3,304,873
      shares issued                                        826,000      826,000
    Additional paid-in-capital                              46,000       46,000
    Accumulated deficit                                 (5,185,000)  (5,060,000)
                                                       -----------  -----------
                 Total stockholders' deficit            (4,313,000)  (4,188,000)
                                                       -----------  -----------

                                                         2,214,000    2,330,000
                                                       ===========  ===========




  See notes to consolidated financial statements.




  SEMICON, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS



                                                             QUARTER ENDED
                                                        October 1,   October 2,
                                                           1995         1994
                                                       -----------  -----------

  Net Sales                                              1,522,000    1,436,000

  Costs and expenses:
    Cost of products sold                                1,382,000    1,242,000
    Selling, general and adminstrative                     250,000      276,000
    Interest                                                78,000       98,000
    Other (income) expense                                       0            0
                                                       -----------  -----------
                                                         1,710,000    1,616,000
                                                       -----------  -----------
  Income (loss) before income taxes and
    extraordinary item                                    (188,000)    (180,000)
  Income taxes                                                   0            0
                                                       -----------  -----------
  Income (loss) before extraordinary item                 (188,000)    (180,000)
  Extraordinary items:
    Gain on purchase of debentures                          63,000      471,000
    Gain on debt settlement                                      0      368,000
                                                       -----------  -----------
                                                            63,000      839,000
                                                       -----------  -----------
  Net income (loss)                                       (125,000)     659,000
                                                       ===========  ===========


  Income (loss) per share:
    Before extraordinary items                               (0.06)       (0.05)
    Extraordinary items                                       0.02         0.25
                                                       -----------  -----------
  Net income (loss) per share                                (0.04)        0.20
                                                       ===========  ===========

  Weighted average number of
    shares outstanding                                   3,305,000    3,305,000
                                                       ===========  ===========





  See notes to consolidated financial statements.




  SEMICON, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                             QUARTER ENDED
                                                        October 1,   October 2,
                                                           1995         1994
                                                       -----------  -----------
  Operating activities:

  Net income (loss)                                       (125,000)     659,000
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                          5,000        3,000
      Provision for bad debts                                    0            0
      Gain on purchase of debentures                       (63,000)    (471,000)
      Gain on debt settlement                                    0     (368,000)
      Changes in assets and liabilities:
        Accounts receivable                                202,000      214,000
        Inventory                                           (2,000)      70,000
        Other current assets                               (13,000)     (10,000)
        Accounts payable and accrued expenses               77,000     (144,000)
        Income taxes payable                                (7,000)      (1,000)
        Other noncurrent obligations                         4,000        5,000
                                                       -----------  -----------
          Total adjustments                                203,000     (702,000)
                                                       -----------  -----------
          Cash provided by (used in)
            operating activities                            78,000      (43,000)
  Investing activities:
    Capital expenditures                                   (37,000)           0
    Collection of investment income                              0            0
    Discontinued operations                                      0            0
                                                       -----------  -----------
          Cash provided by (used in)
            investing actitivies                           (37,000)           0
  Financing activities:
    Debenture purchases and debt settlement                 (2,000)    (130,000)
    Other                                                        0            0
                                                       -----------  -----------
          Cash provided by (used in)
            financing actitivies                            (2,000)    (130,000)
                                                       -----------  -----------
          Increase (decrease) in cash
            and cash equivalents                            39,000     (173,000)
  Cash and cash equivalents
    at beginning of period                                 552,000      452,000
                                                       -----------  -----------
          Cash and cash equivalents
            at end of period                               591,000      279,000
                                                       ===========  ===========

  See notes to consolidated financial statements.



  EXHIBIT 27.1


  This schedule contains summary financial information extracted from the Company's consolidated statements of operations and balance sheets and is qualified in it's entirety by reference to such financial statements.


  SEMICON, INC.


  Period type                                3 Mos
  Fiscal year end                                                   Jun 30 1996
  Period end                                                        Oct 01 1995
  Cash                                                                  591,000
  Securities                                                                  0
  Receivables                                                           764,000
  Allowances                                                             10,000
  Inventory                                                             694,000
  Current assets                                                      2,116,000
  PP&E, gross                                                         4,125,000
  Depreciation                                                        4,028,000
  Total assets                                                        2,214,000
  Current liabilities                                                 6,082,000
  Bonds                                                               1,959,000
  Common                                                                826,000
  Preferred mandatory                                                         0
  Preferred                                                                   0
  Other SE                                                           (5,139,000)
  Total liability and equity                                          2,214,000
  Sales                                                               1,522,000
  Total revenues                                                      1,522,000
  CGS                                                                 1,382,000
  Total costs                                                         1,710,000
  Other expenses                                                              0
  Loss provision                                                              0
  Interest expense                                                       78,000
  Income, pretax                                                       (188,000)
  Income tax                                                                  0
  Income, continuing                                                   (188,000)
  Discontinued                                                                0
  Extraordinary                                                          63,000
  Changes                                                                     0
  Net income                                                           (125,000)
  EPS, primary                                                            (0.04)
  EPS, diluted                                                            (0.04)


SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (UNAUDITED)

October 1, 1995

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

At October 1, 1995, the Company had tax loss carryforwards of approximately $7,100,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $9,000,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.








SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)  --  Continued


October 1, 1995


NOTE D  --  EXTRAORDINARY GAINS

During the quarter ended October 2, 1994, the Company settled its debt obligations with NationsBank. The settlement reduced indebtedness and accrued interest by $468,000 and resulted in a $368,000 extraordinary gain.

During the quarter ended October 1, 1995, the Company purchased $38,000
 ($310,000 in the fiscal 1994 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $66,000 ($501,000 in the fiscal 1994 quarter) and resulted in a $63,000 ($471,000 in the fiscal 1994 quarter) extraordinary gain.





























ITEM 2.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL


The Company operates at the forbearance of its creditors. It continues to be in default of debt obligations aggregating $4,575,000 for principal and interest at October 1, 1995. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company faces various environmental issues. The Company had a compliance deadline of August 2, 1995, to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000. The Comp any filed a "Financial Inability" notice as required by the Code of Massachusetts Regulations before the August 1995 compliance deadline. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company expects it would be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund land fill site in Lowell, Massachusetts. The settling PRP group has demanded that the Company pay 10.8% of the $20,000,000 to $25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. In November 1989, the
 Commonwealth of Massachusetts notified the Company that the Massachusetts Department of Environmental Protection believed that the Company has liability for hazardous material cleanup at the former subsidiary, Microfab, Inc., site in Amesbury, Massachusetts. The Company denies responsibility and liability in the matter.

The Company has no outside source of financing and does not expect to be able to obtain any such financing unless and until it eliminates its insolvency and achieves profitability.

Customer insecurity about the Company's financial condition continues. The foregoing factors and the
Company's operating losses make the Company's financial condition precarious.










The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $3,100,000 at October 1, 1995. However,
during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at October 1, 1995, $4,575,000.

                                  June 30,
                                    1990                 October 1, 1995
                                                  -----------------------------
                                                                 Principal and
                                 Principal        Principal     Accrued Interest

BayBank                           795,000          696,000          717,000

Deferred  Compensation
     and Other                    820,000          445,000          445,000

NationsBank                       430,000                0                0

13% Convertible
   Subordinated Debentures      4,125,000        1,959,000        3,413,000
                               -----------       ----------       ----------
                                6,170,000        3,100,000        4,575,000
                               ===========       ==========       ==========

Settlements to October 1, 1995, have included: purchases of $2,166,000 face amount of debentures for $148,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $438,000 of deferred compensation and other obligations for $74,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

The Company recorded an operating profit in the fourth quarter of fiscal 1995. Prior to that the Company recorded an operating loss in every quarter except one since June 30, 1989. If the Company is unable to return to consistently profitable operations, to make satisfactory arrangements with its creditors and to satisfy its environmental obligations, the Company might be required to seek protection from its creditors under the United States Bankruptcy Code.

The Company has suffered from the effects of a decrease in the demand for discrete semiconductor products used in military applications. The decrease in demand has resulted in fierce price competition and a shift in sales mix to commercial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

The decrease in accounts receivable at October 1, 1995, as compared to June 30, 1995, reflected the lower amount of sales in the first quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995 and the higher cash collection rate in the first quarter of fiscal 1996.

At October 1, 1995, the Company had a deficit in stockholders' equity aggregating $4,313,000 and its current liabilities exceeded its current assets by $3,966,000.


The Company did not retain independent accountants to audit its fiscal 1993, 1994 and 1995 financial statements because management did not believe the Company could afford the cost of an audit.


RESULTS OF OPERATIONS


Net sales increased 6% or $86,000 from $1,436,000 for the first quarter of fiscal 1995 to $1,522,000 for the first quarter of fiscal 1996. Backlog at October 1, 1995 was $2,429,000 as compared to $1,464,000 the prior year and $1,868,000 at the end o f the fourth quarter of fiscal 1995. The book-to-bill ratio for the quarter ended October 1, 1995 was 138% as compared to 91% a year ago.

Gross profit on sales decreased from $194,000 (14% of sales) for the first quarter of fiscal 1995 to $140,000 (9% of sales) for the first quarter of fiscal 1996. The decrease resulted from increases in material and manufacturing costs which were not offset by increases in selling prices or sales.

Selling, general and administrative expenses decreased $26,000 to $250,000 for the first quarter of fiscal 1996 from $276,000 for the first quarter of fiscal 1995. The decrease related to a decrease in administrative wages and fringes that resulted from a reduction in personnel.

Interest expense decreased $20,000 to $78,000 for the first quarter of fiscal 1996 as a result of reductions in outstanding debt.

First quarter results for fiscal 1996 included extraordinary gains aggregating $63,000 from purchases of the Company's 13% Convertible Subordinated Debentures at discounted amounts.

First quarter results for fiscal 1995 included extraordinary gains aggregating $839,000 from purchases of the Company's 13% Convertible Subordinated Debentures and from settlement of the NationsBank debt at discounted amounts.



















PART II.    OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)            Exhibits:
                          Exhibit No. 27.1  -  Financial Data Schedule

        (b)            Reports on Form 8-K  -  None








































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SEMICON, INC.

Date:__________________                             By:________________________
                                                         Richard C. Allard

                                                    Executive Vice President and
                                                       Chief Financial Officer





































