Form 10-Q
period 1995-12-31
SEMICON INC
filed 1996-02-12
CIK 88922

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995
                                       OR

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
Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,304,873 shares (at January 31, 1996)

                                     INDEX
                                   FORM 10-Q
                                 SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)                          Page

          Consolidated Balance Sheet  -  December 31, 1995
                 and June 30, 1995.                                     3

          Consolidated Statement of  Operations  -  Quarters ended
                 December 31, 1995 and January 1, 1995 and six months
                 ended December 31, 1995 and January 1, 1995.           5

          Consolidated Statement of Cash Flows  -  Quarters ended
                 December 31, 1995 and January 1, 1995 and six months
                 ended December 31, 1995 and January 1, 1995.           6

          Notes to Consolidated Financial Statements  -
                 December 31, 1995.                                     7


Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          9

Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                              12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEMICON, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

                                                                      December 31,   June 30,
                                                                          1995         1995
                                                                      -----------  -----------
Current assets:
  Cash and cash equivalents                                          $    262,000 $    552,000
  Accounts receivable, less allowances
    of $10,000 ($10,000 at June 30, 1995)                                 950,000      966,000
  Inventories:
    Work-in-process and finished products                                 639,000      506,000
    Raw materials and supplies                                            246,000      186,000
                                                                      -----------  -----------
                                                                          885,000      692,000

  Other current assets                                                     32,000       54,000
                                                                      -----------  -----------
                      Total current assets                              2,129,000    2,264,000





Property, plant and equipment
  Machinery and equipment                                               3,966,000    3,965,000
  Leasehold improvements                                                  197,000      123,000
                                                                      -----------  -----------
                                                                        4,163,000    4,088,000

  Less accumulated depreciation
    and amortization                                                    4,032,000    4,023,000
                                                                      -----------  -----------
                                                                          131,000       65,000




Other assets                                                                1,000        1,000
                                                                      -----------  -----------
                                                                     $  2,261,000 $  2,330,000
                                                                      ===========  ===========



See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED BALANCE SHEET - Continued
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                      December 31,   June 30,
                                                                          1995         1995
                                                                      -----------  -----------
Current liabilities:
  Accounts payable and other accrued liabilities                     $    328,000 $    360,000
  Accrued compensation                                                    290,000      197,000
  Accrued interest                                                      1,489,000    1,427,000
  Federal and state income taxes                                           91,000      100,000
  Indebtedness in default                                               1,882,000    1,997,000
  Reserves for restructuring and environmental costs                    1,100,000    1,100,000
  Liabilities relating to discontinued operations                         896,000      896,000
                                                                      -----------  -----------
                 Total current liabilities                              6,076,000    6,077,000






Retiree deferred compensation                                             178,000      441,000





Stockholders' deficit:
  Preferred stock, $1.00 par value
    1,000,000 shares authorized, none issued                                    0            0
  Common stock, $.25 par value,
    10,000,000 shares authorized, 3,304,873
    shares issued                                                         826,000      826,000
  Additional paid-in-capital                                               46,000       46,000
  Accumulated deficit                                                  (4,865,000)  (5,060,000)
                                                                      -----------  -----------
               Total stockholders' deficit                             (3,993,000)  (4,188,000)
                                                                      -----------  -----------

                                                                     $  2,261,000 $  2,330,000
                                                                      ===========  ===========




See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                  QUARTER ENDED           SIX MONTHS ENDED
                                            December 31,  January 1,  December 31,  January 1,
                                                1995         1995         1995         1995
                                            -----------  -----------  -----------  -----------
Net Sales                                  $  1,746,000 $  1,464,000 $  3,268,000 $  2,900,000

Costs and expenses:
  Cost of products sold                       1,391,000    1,181,000    2,773,000    2,423,000
  Selling, general and adminstrative            248,000      275,000      498,000      551,000
  Interest                                       77,000       95,000      155,000      193,000
  Other (income) expense                              0            0            0            0
                                            -----------  -----------  -----------  -----------
                                              1,716,000    1,551,000    3,426,000    3,167,000
                                            -----------  -----------  -----------  -----------
Income (loss) before income taxes and
  extraordinary item                             30,000      (87,000)    (158,000)    (267,000)
Income taxes                                          0            0            0            0
                                            -----------  -----------  -----------  -----------
Income (loss) before extraordinary item          30,000      (87,000)    (158,000)    (267,000)
Extraordinary items:
  Gain on purchase of debentures                132,000      108,000      195,000      579,000
  Gain on debt settlement                       158,000            0      158,000      368,000
                                            -----------  -----------  -----------  -----------
                                                290,000      108,000      353,000      947,000
                                            -----------  -----------  -----------  -----------
Net income (loss)                          $    320,000 $     21,000 $    195,000 $    680,000
                                            ===========  ===========  ===========  ===========


Income (loss) per share:
  Before extraordinary items                      $0.01       ($0.03)      ($0.05)      ($0.08)
  Extraordinary items                              0.09         0.03         0.11         0.29
                                            -----------  -----------  -----------  -----------
Net income (loss) per share                       $0.10        $0.00        $0.06        $0.21
                                            ===========  ===========  ===========  ===========

Weighted average number of
  shares outstanding                          3,305,000    3,305,000    3,305,000    3,305,000
                                            ===========  ===========  ===========  ===========





See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  QUARTER ENDED           SIX MONTHS ENDED
                                            December 31,  January 1,  December 31,  January 1,
                                                1995         1995         1995         1995
                                            -----------  -----------  -----------  -----------
Operating activities:
Net income (loss)                          $    320,000 $     21,000 $    195,000 $    680,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                 5,000        3,000       10,000        6,000
    Provision for bad debts                           0            0            0            0
    Gain on purchase of debentures             (132,000)    (108,000)    (195,000)    (579,000)
    Gain on debt settlement                    (158,000)           0     (158,000)    (368,000)
    Changes in assets and liabilities:
      Accounts receivable                      (186,000)     (66,000)      16,000      148,000
      Inventory                                (191,000)      86,000     (193,000)     156,000
      Other current assets                       35,000       (1,000)      22,000      (11,000)
      Accounts payable and accrued expenses      21,000      212,000       98,000       68,000
      Income taxes payable                       (2,000)      (3,000)      (9,000)      (4,000)
      Other noncurrent obligations                3,000        5,000        7,000       10,000
                                            -----------  -----------  -----------  -----------
        Total adjustments                      (605,000)     128,000     (402,000)    (574,000)
                                            -----------  -----------  -----------  -----------
        Cash provided by (used in)
          operating activities                 (285,000)     149,000     (207,000)     106,000
Investing activities:
  Capital expenditures                          (39,000)           0      (76,000)           0
  Collection of investment income                     0            0            0            0
  Discontinued operations                             0            0            0            0
                                            -----------  -----------  -----------  -----------
        Cash provided by (used in)
          investing actitivies                  (39,000)           0      (76,000)           0
Financing activities:
  Debenture purchases and debt settlement        (3,000)      (5,000)      (5,000)    (135,000)
  Other                                          (2,000)      (3,000)      (2,000)      (3,000)
                                            -----------  -----------  -----------  -----------
        Cash provided by (used in)
          financing actitivies                   (5,000)      (8,000)      (7,000)    (138,000)
                                            -----------  -----------  -----------  -----------
        Increase (decrease) in cash
          and cash equivalents                 (329,000)     141,000     (290,000)     (32,000)
Cash and cash equivalents
  at beginning of period                        591,000      279,000      552,000      452,000
                                            -----------  -----------  -----------  -----------
        Cash and cash equivalents
          at end of period                 $    262,000 $    420,000 $    262,000 $    420,000
                                            ===========  ===========  ===========  ===========

See notes to consolidated financial statements.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (UNAUDITED)

December 31, 1995

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

Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and the assumed convers ion of 13% Convertible Subordinated Debentures when their effect is dilutive. If the effect of the assumed conversion of 13% Convertible Subordinated Debentures is dilutive, net income used to calculate earnings per share is increased to include the after tax effect of debenture interest assumed to be forgone.

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding common equivalent shares which would be antidilutive.

NOTE C  --  INCOME TAXES

At December 31, 1995, the Company had tax loss carryforwards of approximately $6,500,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $8,300,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)  --  Continued


December 31, 1995


NOTE D  --  EXTRAORDINARY GAINS

During the quarter ended December 31, 1995, the Company purchased $77,000 ($69,000 in the fiscal 1995 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $136,000 ($113,000 in the fiscal 1995 quarter) and resulted in a $132,000 ($108,000 in the fiscal 1995 quarter) extraordinary gain.

During the first six months of fiscal 1996, the Company purchased $115,000 ($379,000 in the fiscal 1995 period) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $202,000 ($614,000 in the fiscal 1995 period) and resulted in a $195,000 ($579,000 in the fiscal 1995 period) extraordinary gain.

During the quarter ended December 31, 1995, the Company settled deferred compensation obligations aggregating $270,000. The settlement resulted in a $158,000 extraordinary gain. The settlement requires the Company to make payments through October 1997. At December 31, 1995, the settlement payments were secured by a $90,000 security interest in accounts receivable.

During the quarter ended October 2, 1994, the Company settled its debt obligations with NationsBank. The settlement reduced indebtedness and accrued interest by $468,000 and resulted in a $368,000 extraordinary gain.



















                                       8
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

The Company operates at the forebearance of its creditors. It continues to be in default of debt obligations aggregating $4,245,000 for principal and interest at December 31, 1995. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company faces various environmental issues. The Company had a compliance deadline of August 2, 1995, to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000. The Company filed a "Financial Inability" notice as required by the Code of Massachusetts Regulations before the August 1995 compliance deadline. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded that the Company pay 10.8% of the $20,000,000 to $25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. In November 1989, the Commonwealth of Massachusetts notified the Company that the Massachusetts Department of Environmental Protection believed that the Company has liability for hazardous material cleanup at the former subsidiary, Microfab, Inc., site in Amesbury, Massachusetts. The Company denies responsibility and liability in the matter. The Company is financially unable to pay these claims or effect remediations of these issues. If pursued by others, the company could be forced to seek protection from its creditors under the United States Bankruptcy Code.

The Company has no outside source of financing and does not expect to be able to obtain any such financing unless and until it eliminates its insolvency and achieves profitability.

Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $3,023,000 at December 31, 1995.
 However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at December 31, 1995, $4,245,000.

                                         June 30,      December 31, 1995
                                          1990                   Principal and
                                        Principal   Principal   Accrued Interest

BayBank                              $   795,000    $   696,000    $   727,000

Deferred Compensation
   and Other                             820,000        445,000        178,000

NationsBank                              430,000              0              0

13% Convertible
   Subordinated Debentures             4,125,000      1,882,000      3,340,000
                                     -----------    -----------   ------------
                                     $ 6,170,000    $ 3,023,000    $ 4,245,000
                                     ===========    ===========   ============

                                       9

Settlements to October 1, 1995, have included: purchases of $2,166,000 face amount of debentures for $148,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

The Company has recorded operating losses in all but three quarters since June 30, 1989. If the Company is unable to return to consistently profitable operations, to make satisfactory arrangements with its creditors and to satisfy its environmental obligations, the Company might be required to seek protection from its creditors under the United States Bankruptcy Code.

The Company has suffered from the effects of a post cold war decrease in the demand for discrete semiconductor products used in military applications. The decrease in demand has resulted in fierce price competition and a shift in sales mix to commercial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

The decrease in cash at December 31, 1995, as compared to June 30, 1995, reflected the Company's investment in inventory, plant and equipment during the period.

At December 31, 1995, the Company had a deficit in stockholders' equity aggregating $3,993,000 and its current liabilities exceeded its current assets by $3,947,000.

The Company did not retain independent accountants to audit its fiscal 1993, 1994 and 1995 financial statements because management did not believe the Company could afford the cost of an audit.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1995

Net sales increased 19% or $282,000 from $1,464,000 for the second quarter of fiscal 1995 to $1,746,000 for the second quarter of fiscal 1996. Backlog at December 31, 1995 was $2,049,000 as compared to $1,714,000 the prior year and $1,868,000 at the end of the fourth quarter of fiscal 1995. The book-to-bill ratio for the quarter ended December 31, 1995 was 80% as compared to 118% a year ago.

Gross profit on sales increased from $283,000 (19% of sales) for the second quarter of fiscal 1995 to $355,000 (20% of sales) for the second quarter of fiscal 1996. The increase resulted from increases in sales which were not offset by increases in manufacturing costs.

Selling, general and administrative expenses decreased $27,000 to $248,000 for the second quarter of fiscal 1996 from $275,000 for the second quarter of fiscal 1995. The decrease related to a decrease in administrative wages and fringes that resulted from a reduction in personnel.

Interest expense decreased $18,000 to $77,000 for the second quarter of fiscal 1996 as a result of reductions in outstanding debt.




                                       10

Second quarter results for fiscal 1996 included extraordinary gains aggregating $290,000 from purchases of the Company's 13% Convertible Subordinated Debentures and from settlement of deferred compensation obligations at discounted amounts.

Second quarter results for fiscal 1995 included extraordinary gains aggregating $108,000 from purchases of the Company's 13% Convertible Subordinated Debentures at discounted amounts.

SIX MONTHS ENDED DECEMBER 31, 1995

Net sales increased 12% or $368,000 from $2,900,000 for the first six months of fiscal 1995 to $3,268,000 for the first six months of fiscal 1996. The increase reflected a recent industry wide increase in the demand for commercial semiconductor products.

Gross profit on sales increased slightly from $477,000 (16% of sales) for the first six months of fiscal 1995 to $495,000 (15% of sales) for the first six months of fiscal 1996.

Selling, general and administrative expenses decreased $53,000 to $498,000 for the first six months of fiscal 1996 from $551,000 for the first six months of fiscal 1995. The decrease related to a decrease in administrative wages and fringes that resulted from a reduction in personnel.

Interest expense decreased $38,000 to $155,000 for the first six months of fiscal 1996 as a result of reductions in outstanding debt.

First six months results for fiscal 1996 included extraordinary gains aggregating $353,000 from purchases of the Company's 13% Convertible Subordinated Debentures and from settlement of deferred compensation obligations at discounted amounts.

First six months results for fiscal 1995 included extraordinary gains aggregating $947,000 from purchases of the Company's 13% Convertible Subordinated Debentures and from settlements of the NationsBank debt at discounted amounts.


















                                       11


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















                                       12