Form 10-Q
period 1996-03-31
SEMICON INC
filed 1996-05-03
CIK 88922

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                       OR

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
Yes  X              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,304,873 shares (at April 30, 1996)

                                     INDEX
                                   FORM 10-Q
                                  SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)                          Page

          Consolidated Balance Sheet  -  March 31, 1996
           and June 30, 1995.                                          3

          Consolidated Statement of  Operations  -  Quarters ended
           March 31, 1996 and April 2, 1995 and nine months ended
           March 31, 1996 and April 2, 1995.                           5

          Consolidated Statement of Cash Flows  -  Quarters ended
           March 31, 1996 and April 2, 1995 and nine months ended
           March 31, 1996 and April 2, 1995.                           6

          Notes to Consolidated Financial Statements  -
           March 31, 1996.                                             7


Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9

Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                             12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEMICON, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

                                                                       March 31,      June 30,
                                                                         1996          1995
                                                                     -----------   -----------
Current assets:
  Cash and cash equivalents                                          $   296,000   $   552,000
  Accounts receivable, less allowances
    of $10,000 ($10,000 at June 30, 1995)                                782,000       966,000
  Inventories:
    Work-in-process and finished products                                710,000       506,000
    Raw materials and supplies                                           284,000       186,000
                                                                     -----------   -----------
                                                                         994,000       692,000

  Other current assets                                                    57,000        54,000
                                                                     -----------   -----------
                       Total current assets                            2,129,000     2,264,000





Property, plant and equipment
  Machinery and equipment                                              3,966,000     3,965,000
  Leasehold improvements                                                 197,000       123,000
                                                                     -----------   -----------
                                                                       4,163,000     4,088,000

  Less accumulated depreciation
    and amortization                                                   4,037,000     4,023,000
                                                                     -----------   -----------
                                                                         126,000        65,000




Other assets                                                               1,000         1,000
                                                                     -----------   -----------
                                                                     $ 2,256,000   $ 2,330,000
                                                                     ===========   ===========



See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED BALANCE SHEET - Continued
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                      March 31,      June 30,
                                                                         1996          1995
                                                                     -----------   -----------
Current liabilities:
  Accounts payable and other accrued liabilities                     $   287,000   $   360,000
  Accrued compensation                                                   268,000       197,000
  Accrued interest                                                     1,553,000     1,427,000
  Federal and state income taxes                                          88,000       100,000
  Indebtedness in default                                              1,872,000     1,997,000
  Reserves for restructuring and environmental costs                   1,100,000     1,100,000
  Liabilities relating to discontinued operations                        896,000       896,000
                                                                     -----------   -----------
                  Total current liabilities                            6,064,000     6,077,000






Retiree deferred compensation                                            179,000       441,000





Stockholders' deficit:
  Preferred stock, $1.00 par value
    1,000,000 shares authorized, none issued                                   0             0
  Common stock, $.25 par value,
    10,000,000 shares authorized, 3,304,873
    shares issued                                                        826,000       826,000
  Additional paid-in-capital                                              46,000        46,000
  Accumulated deficit                                                 (4,859,000)   (5,060,000)
                                                                     -----------   -----------
                Total stockholders' deficit                           (3,987,000)   (4,188,000)
                                                                     -----------   -----------

                                                                     $ 2,256,000   $ 2,330,000
                                                                     ===========   ===========




See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                              QUARTER ENDED             NINE MONTHS ENDED
                                         March 31,      April 2,      March 31,      April 2,
                                            1996          1995           1996          1995
                                        -----------   -----------    -----------   -----------
Net Sales                               $ 1,823,000   $ 1,563,000    $ 5,091,000   $ 4,463,000

Costs and expenses:
 Cost of products sold                    1,498,000     1,245,000      4,271,000     3,668,000
 Selling, general and adminstrative         264,000       252,000        762,000       803,000
 Interest                                    72,000        90,000        227,000       283,000
 Other (income) expense                           0             0              0             0
                                        -----------   -----------    -----------   -----------
                                          1,834,000     1,587,000      5,260,000     4,754,000
                                        -----------   -----------    -----------   -----------
Income (loss) before income taxes and
 extraordinary item                         (11,000)      (24,000)      (169,000)     (291,000)
Income taxes                                      0             0              0             0
                                        -----------   -----------    -----------   -----------
Income (loss) before extraordinary item     (11,000)      (24,000)      (169,000)     (291,000)
Extraordinary items:
 Gain on purchase of debentures              17,000       316,000       212,000        895,000
 Gain on debt settlement                          0             0       158,000        368,000
                                        -----------   -----------   -----------    -----------
                                             17,000       316,000       370,000      1,263,000
                                        -----------   -----------   -----------    -----------
Net income (loss)                       $     6,000   $   292,000   $   201,000    $   972,000
                                        ===========   ===========   ===========    ===========


Income (loss) per share:
 Before extraordinary items                   $0.00        ($0.01)       ($0.05)        ($0.09)
 Extraordinary items                           0.00          0.10          0.11           0.38
                                        -----------   -----------   -----------    -----------
Net income (loss) per share                   $0.00         $0.09         $0.06          $0.29
                                        ===========   ===========   ===========    ===========

Weighted average number of
 shares outstanding                       3,305,000     3,305,000     3,305,000      3,305,000
                                        ===========   ===========   ===========    ===========





See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                              QUARTER ENDED             NINE MONTHS ENDED
                                          March 31,      April 2,     March 31,     April 2,
                                            1996          1995          1996          1995
                                         -----------   -----------   -----------   -----------
Operating activities:
Net income (loss)                        $     6,000   $   292,000   $   201,000   $   972,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization              5,000         3,000        15,000         9,000
    Provision for bad debts                        0             0             0             0
    Gain on purchase of debentures           (17,000)     (316,000)     (212,000)     (895,000)
    Gain on debt settlement                        0             0      (158,000)     (368,000)
    Changes in assets and liabilities:
      Accounts receivable                    168,000      (130,000)      184,000        18,000
      Inventory                             (109,000)      107,000      (302,000)      263,000
      Other current assets                   (25,000)       10,000        (3,000)       (1,000)
      Accounts payable and accrued expenses    9,000       127,000       107,000       195,000
      Income taxes payable                    (3,000)            0       (12,000)       (4,000)
      Other noncurrent obligations             1,000         6,000         8,000        16,000
                                         -----------   -----------   -----------   -----------
        Total adjustments                     29,000      (193,000)     (373,000)     (767,000)
                                         -----------   -----------   -----------   -----------
        Cash provided by (used in)
          operating activities                35,000        99,000      (172,000)      205,000
Investing activities:
  Capital expenditures                             0        (9,000)      (76,000)       (9,000)
  Collection of investment income                  0             0             0             0
  Discontinued operations                          0             0             0             0
                                          ----------   -----------   -----------   -----------
        Cash provided by (used in)
          investing actitivies                     0        (9,000)      (76,000)       (9,000)
Financing activities:
  Debenture purchases and debt settlement     (3,000)      (13,000)       (8,000)     (148,000)
  Other                                        2,000         1,000             0        (2,000)
                                         -----------   -----------   -----------   -----------
        Cash provided by (used in)
          financing actitivies                (1,000)      (12,000)       (8,000)     (150,000)
                                         -----------   -----------   -----------   -----------
        Increase (decrease) in cash
          and cash equivalents                34,000        78,000      (256,000)       46,000
Cash and cash equivalents
  at beginning of period                     262,000       420,000       552,000       452,000
                                         -----------   -----------   -----------   -----------
        Cash and cash equivalents
          at end of period               $   296,000   $   498,000   $   296,000   $   498,000
                                         ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)

March 31, 1996

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

At March 31, 1996, the Company had tax loss carryforwards of approximately $6,300,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $8,100,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)  --  Continued


March 31, 1996


NOTE D  --  EXTRAORDINARY GAINS

During the quarter ended March 31, 1996, the Company purchased $10,000 ($202,000 in the fiscal 1995 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $18,000 ($337,000 in the fiscal 1995 quarter) and resulted in a $17,000 ($316,000 in the fiscal 1995 quarter) extraordinary gain.

During the first nine months of fiscal 1996, the Company purchased $125,000 ($581,000 in the fiscal 1995 period) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $220,000 ($951,000 in the fiscal 1995 period) and resulted in a $212,000 ($895,000 in the fiscal 1995 period) extraordinary gain.

During the nine months ended March 31, 1996, the Company settled deferred compensation obligations aggregating $270,000. The settlement resulted in a $158,000 extraordinary gain. The settlement requires the Company to make payments through October 1997. At March 31, 1996, the settlement payments were secured by a $65,000 security interest in accounts receivable.

During the nine months ended April 2, 1995, the Company settled its debt obligations with NationsBank. The settlement reduced indebtedness and accrued interest by $468,000 and resulted in a $368,000 extraordinary gain.






























                                       8
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

The Company operates at the forebearance of its creditors. It continues to be in default of debt obligations aggregating $4,300,000 for principal and interest at March 31, 1996. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company faces various environmental issues. The Company had a compliance deadline of August 2, 1995, to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000. The Company filed a "Financial Inability" notice as required by the Code of Massachusetts Regulations before the August 1995 compliance deadline. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group demanded that the Company pay 10.8% of the $20,000,000 to $25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. In November 1989, the Commonwealth of Massachusetts notified the Company that the Massachusetts Department of Environmental Protection believed that the Company has liability for hazardous material cleanup at the former subsidiary, Microfab, Inc., site in Amesbury, Massachusetts. The Company denies responsibility and liability in the matter. The Company is financially unable to pay these claims or effect remediations of these issues. If pursued by others, the company could be forced to seek protection from its creditors under the United States Bankruptcy Code.

The Company has no outside source of financing and does not expect to be able to obtain any such financing unless and until it eliminates its insolvency and achieves profitability.

Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,747,000 at March 31, 1996. However,
during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at March 31, 1996, $4,300,000.

                             June 30,                    March 31, 1996
                               1990             --------------------------------
                                                                 Principle and
                            Principal           Principal       Accured Interest
                            ---------           ---------       ----------------

BayBank                    $  795,000          $  696,000          $ 738.000

Deferred Compensation
 and Other                    820,000             179,000            179,000

NationsBank                   430,000                   0                  0

13% Convertible
 Subordinated Debentures    4,125,000           1,872,000          3,383,000
                         -------------       -------------      -------------
                          $ 6,170,000         $ 2,747,000        $ 4,300,000
                         =============       =============      =============

                                       9




Settlements to March 31, 1996, have included: purchases of $2,253,000 face amount of debentures for $153,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

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

The Company's overall liquidity decreased significantly during the first nine month of fiscal 1996. The decrease in cash at March 31, 1996, as compared to June 30, 1995, reflected the Company's investment in inventory, plant and equipment during the period. The decrease in accounts receivable at March 31, 1996, as compared to June 30, 1995, reflected the increased cash collection rate during the month ended March 31, 1996.

At March 31, 1996, the Company had a deficit in stockholders' equity aggregating $3,987,000 and its current liabilities exceeded its current assets by $3,935,000.

The Company did not retain independent accountants to audit its fiscal 1993, 1994 and 1995 financial statements because management did not believe the Company could afford the cost of an audit.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996

Net sales increased 16% or $260,000 from $1,563,000 for the third quarter of fiscal 1995 to $1,823,000 for the third quarter of fiscal 1996. Backlog at March 31, 1996 was $1,815,000 as compared to $1,887,000 the prior year and $1,868,000 at the end of the fourth quarter of fiscal 1995. The book-to-bill ratio for the quarter ended March 31, 1996 was 88% as compared to 112% a year ago.

Gross profit on sales increased slightly from $318,000 for the third quarter of fiscal 1995 to $325,000 for the third quarter of fiscal 1996. Gross margin decreased from 20% of sales for the third quarter of fiscal 1996 as a result of increases in silicon costs.

Selling, general and administrative expenses increased $12,000 to $264,000 for the third quarter of fiscal 1996 from $252,000 for the third quarter of fiscal 1995. The increase related to increases in sales wages and fringes.

Interest expense decreased $18,000 to $72,000 for the third quarter of fiscal 1996 as a result of reductions in outstanding debt.






                                       10




Third quarter results for fiscal 1996 included extraordinary gains aggregating $17,000 ($316,000 in the fiscal 1995 quarter) from purchases of the Company's 13% Convertible Subordinated Debentures.

NINE MONTHS ENDED MARCH 31, 1996

Net sales increased 14% or $628,000 from $4,463,000 for the first nine months of fiscal 1995 to $5,091,000 for the first nine months of fiscal 1996. The increase reflected a recent industry wide increase in the demand for commercial semiconductor products.

Gross profit on sales increased slightly from $795,000 for the first nine months of fiscal 1995 to $820,000 for the first nine months of fiscal 1996. Gross margin decreased from 18% of sales for the first nine months of fiscal 1995 to 16% of sales for the first nine months of fiscal 1996 as a result of increases in silicon costs.

Selling, general and administrative expenses decreased $41,000 to $762,000 for the first nine months of fiscal 1996 from $803,000 for the first nine months of fiscal 1995. The decrease related to a decrease in administrative wages and fringes that resulted from a reduction in personnel.

Interest expense decreased $56,000 to $227,000 for the first nine months of fiscal 1996 as a result of reductions in outstanding debt.

First nine months results for fiscal 1996 included extraordinary gains aggregating $370,000 from purchases of the Company's 13% Convertible Subordinated Debentures and from settlement of deferred compensation obligations at discounted amounts.

First nine months results for fiscal 1995 included extraordinary gains aggregating $1,263,000 from purchases of the Company's 13% Convertible Subordinated Debentures and from settlements of the NationsBank debt at discounted amounts.



























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





                                                            SEMICON, INC.

Date:_______________                              By:___________________________
                                                          Richard C. Allard
                                                    Executive Vice President and
                                                       Chief Financial Officer
























                                       12