Form 10-Q
period 1996-09-29
SEMICON INC
filed 1996-11-12
CIK 88922

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 29, 1996
                                 ------------------
                                       OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from         to
                                 ------------------
Commission file number               0-3286
                                 ------------------
                                  SEMICON, INC.
                                 ------------------
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                           04-2242662
  ---------------------                                   ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

                      10 North Avenue, Burlington, MA  01803
                      --------------------------------------
                     (address of principal executive offices)
                                  (Zip Code)

                                  617-272-9015
                                 --------------
                (Registrant's telephone number, including area code)

                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,304,873 shares (at October 31, 1996)

                                       1

                                     INDEX
                                   FORM 10-Q
                                 SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

                                                                           Page
             Consolidated Balance Sheet  -  September 29, 1996
                        and June 30, 1996.
                                                                             3

             Consolidated Statement of  Operations  -  Quarters ended
                        September 29, 1996 and October 1, 1995.
                                                                             5

              Consolidated Statement of Cash Flows  -  Quarters ended
                        September 29, 1996 and October 1, 1995.
                                                                             6

                Notes to Consolidated Financial Statements  -
                        September 29, 1996.
                                                                             7



Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                                                                             9

Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
                                                                             12

SIGNATURES
                                                                             12


















                                       2
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEMICON, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

                                                    September 29,    June 30,
                                                        1996           1996
                                                    -----------    -----------
Current assets:
  Cash and cash equivalents                       $     244,000  $     240,000
  Accounts receivable, less allowances
    of $10,000 ($10,000 at June 30, 1996)               573,000        781,000
  Inventories:
    Work-in-process and finished products               625,000        655,000
    Raw materials and supplies                          240,000        274,000
                                                    -----------    -----------
                                                        865,000        929,000

  Other current assets                                   64,000         56,000
                                                    -----------    -----------
                       Total current assets           1,746,000      2,006,000





Property, plant and equipment
  Machinery and equipment                             4,051,000      4,051,000
  Leasehold improvements                                130,000        130,000
                                                    -----------    -----------
                                                      4,181,000      4,181,000

  Less accumulated depreciation
    and amortization                                  4,059,000      4,048,000
                                                    -----------    -----------
                                                        122,000        133,000




Other assets                                              1,000          1,000
                                                    -----------    -----------
                                                  $   1,869,000  $   2,140,000
                                                    ===========    ===========



See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED BALANCE SHEET - Continued
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                    September 29,    June 30,
                                                        1996           1996
                                                    -----------    -----------
Current liabilities:
  Accounts payable and other accrued liabilities   $    374,000  $     423,000
  Accrued compensation                                  153,000        185,000
  Accrued interest                                    1,676,000      1,610,000
  Federal and state income taxes                         84,000         88,000
  Indebtedness in default                             2,726,000      2,731,000
  Reserves for restructuring and environmental costs  1,299,000      1,300,000
                                                    -----------    -----------
                  Total current liabilities           6,312,000      6,337,000













Stockholders' deficit:
  Preferred stock, $1.00 par value
    1,000,000 shares authorized, none issued                  0              0
  Common stock, $.25 par value,
    10,000,000 shares authorized, 3,304,873
    shares issued                                       826,000        826,000
  Additional paid-in-capital                             46,000         46,000
  Accumulated deficit                                (5,315,000)    (5,069,000)
                                                    -----------    -----------
                Total stockholders' deficit          (4,443,000)    (4,197,000)
                                                    -----------    -----------

                                                   $  1,869,000  $   2,140,000
                                                    ===========    ===========




See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                          QUARTER ENDED
                                                    September 29,   October 1,
                                                        1996           1995
                                                    -----------    -----------
Net Sales                                          $  1,332,000  $   1,522,000

Costs and expenses:
  Cost of products sold                               1,280,000      1,382,000
  Selling, general and adminstrative                    236,000        250,000
  Interest                                               71,000         78,000
  Other (income) expense                                      0              0
                                                    -----------    -----------
                                                      1,587,000      1,710,000
                                                    -----------    -----------
Income (loss) before income taxes and
  extraordinary item                                   (255,000)      (188,000)
Income taxes                                                  0              0
                                                    -----------    -----------
Income (loss) before extraordinary item                (255,000)      (188,000)
Extraordinary items:
  Gain on purchase of debentures                          9,000         63,000
  Gain on debt settlement                                     0              0
                                                    -----------    -----------
                                                          9,000         63,000
                                                    -----------    -----------
Net income (loss)                                  $   (246,000) $    (125,000)
                                                    ===========    ===========


Income (loss) per share:
  Before extraordinary items                             ($0.08)        ($0.06)
  Extraordinary items                                      0.01           0.02
                                                    -----------    -----------
Net income (loss) per share                              ($0.07)        ($0.04)
                                                    ===========    ===========

Weighted average number of
  shares outstanding                                  3,305,000      3,305,000
                                                    ===========    ===========





See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          QUARTER ENDED
                                                    September 29,   October 1,
                                                        1996           1995
                                                    -----------    -----------
Operating activities:
Net income (loss)                                  $   (246,000) $    (125,000)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                        11,000          5,000
    Provision for bad debts                                   0              0
    Gain on purchase of debentures                       (9,000)       (63,000)
    Gain on debt settlement                                   0              0
    Changes in assets and liabilities:
      Accounts receivable                               208,000        202,000
      Inventory                                          64,000         (2,000)
      Other current assets                               (8,000)       (13,000)
      Accounts payable and accrued expenses             (11,000)        77,000
      Income taxes payable                               (4,000)        (7,000)
      Other                                                   0          4,000
                                                    -----------    -----------
        Total adjustments                               251,000        203,000
                                                    -----------    -----------
        Cash provided by (used in)
          operating activities                            5,000         78,000
Investing activities:
  Capital expenditures                                        0        (37,000)
  Collection of investment income                             0              0
                                                    -----------    -----------
        Cash provided by (used in)
          investing actitivies                                0        (37,000)
Financing activities:
  Debenture purchases and debt settlement                (1,000)        (2,000)
  Other                                                       0              0
                                                    -----------    -----------
        Cash provided by (used in)
          financing actitivies                           (1,000)        (2,000)
                                                    -----------    -----------
        Increase (decrease) in cash
          and cash equivalents                            4,000         39,000
Cash and cash equivalents
  at beginning of period                                240,000        552,000
                                                    -----------    -----------
        Cash and cash equivalents
          at end of period                         $    244,000  $     591,000
                                                    ===========    ===========


See notes to consolidated financial statements.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (UNAUDITED)

September 29, 1996

NOTE A  --  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Ac cordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) consi dered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

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

At September 29, 1996, the Company had tax loss carryforwards of approximately $6,500,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $8,30 0,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Rev enue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)  --  Continued


September 29, 1996


NOTE D  --  EXTRAORDINARY GAINS

During the quarter ended September 29, 1996, the Company purchased $5,000 ($38,000 in the fiscal 1996 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $9,000 ($66,000 in the fiscal 1996 quarter) and resulted in a $9,000 ($63,000 in the fiscal 1996 quarter) extraordinary gain.

































                                       8
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

The Company operates at the forebearance of its creditors. It continues to be in default of debt obligations aggregating $4,402,000 for principal and interest at September 29, 1996. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company faces various environmental issues. The Company has agreed to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000, by November 1999. In September 1996 the Com pany filed its most recent "financial inability" notice with the Commonwealth of Massachusetts indicating that it cannot afford to pay the cost of remediation. If the Commonwealth of Massachusetts requires remediation in spite of the Company's finan cial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a supe rfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded that the Company pay 10.8% of the $20,000,000 to $25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. In November 1989, the Commonwealth of Massachusetts notified the Company that the Massachusetts Department of Environmental Protection believed that the Company has liability for hazardous material cleanup at the former subsidiary, Microfab, Inc. site in Amesbu ry, Massachusetts. The Company denies responsibility and liability in the matter.

The Company has no outside source of financing and does not expect to be able to obtain any such financing.

Customer insecurity about the Company's financial condition continues. The foregoing factors and the
Company's operating losses make the Company's financial condition precarious.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,726,000 at September 29, 1996.
However, during th at period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at September 29, 1996, $4,402,000.
                                    June 30,            September 29, 1996
                                      1990                      Principal and
                                    Principal      Principal   Accrued Interest
BayBank                           $   795,000    $   696,000       $   759,000

Deferred Compensation
   and Other                          820,000        180,000           180,000

NationsBank                           430,000              0                 0

13% Convertible
   Subordinated Debentures          4,125,000      1,850,000         3,463,000
                                  -----------    -----------       -----------
                                  $ 6,170,000    $ 2,726,000       $ 4,402,000
                                  ===========    ===========       ============
                                       9
Settlements to September 29, 1996, have included: purchases of $2,275,000 face amount of debentures for $155,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obli gations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

The Company has recorded operating losses in all but three quarters since June 30, 1989. If the Company is unable to return to consistently profitable operations, to make satisfactory arrangements with its creditors and to satisfy its environmental obligations, the Company might be required to seek protection from its creditors under the United States Bankruptcy Code.

The Company has suffered from the effects of a post cold war decrease in the demand for discrete semiconductor products used in military applications. The decrease in demand has resulted in fierce price competition and a shift in sales mix to commer cial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

The Company's overall liquidity decreased significantly during the quarter ended September 29, 1996. The decrease in accounts receivable and inventories at September 29, 1996, as compared to June 30, 1996, reflected the Company's collection of accou nts receivable at a rate faster than product was shipped and the use of inventories to generate shipments. The cash generated from these activities was used to fund operating losses.

At September 29, 1996, the Company had a deficit in stockholders' equity aggregating $4,443,000 and its current liabilities exceeded its current assets by $4,566,000.

The Company did not retain independent accountants to audit its fiscal 1994, 1995 and 1996 financial statements because management did not believe the Company could afford the cost of an audit.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 29, 1996

Net sales decreased 12% or $190,000 from $1,522,000 for the first quarter of fiscal 1996 to $1,332,000 for the first quarter of fiscal 1997. Backlog at September 29, 1996 was $1,719,000 as compared to $2,429,000 the prior year and $1,885,000 at the end of the fourth quarter of fiscal 1996 The book-to-bill ratio for the quarter ended September 29, 1996 was 85% as compared to 138% a year ago.

Gross profit on sales decreased from $140,000 for the first quarter of fiscal 1996 to $52,000 for the first quarter of fiscal 1997. Gross margin decreased as a result of increases in silicon costs.

Selling, general and administrative expenses decreased $14,000 to $236,000 for the first quarter of fiscal 1997 from $250,000 for the first quarter of fiscal 1996. The decrease related to decreases in sales wages and commissions.

Interest expense decreased $7,000 to $71,000 for the first quarter of fiscal 1997 as a result of reductions in outstanding debt.



                                       10

First quarter results for fiscal 1997 included extraordinary gains aggregating $9,000 ($63,000 in the fiscal 1996 quarter) from purchases of the Company's 13% Convertible Subordinated Debentures at discounted amounts.













































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