Form 10-Q
period 1996-12-29
SEMICON INC
filed 1997-02-07
CIK 88922

FORM 10-Q

                                   SECURITIES AND EXCHANGE COMMISSION

                                                       Washington, D.C. 20549
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 29, 1996
                                                    ------------------------
                                       OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from             to
                                             ----------------------
Commission file number               0-3286
                                            ------------------------
                                        SEMICON, INC.
              ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                   04-2242662
  -----------------------------------           ----------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

                      10 North Avenue, Burlington, MA  01803
                      ----------------------------------------------------
                         (address of principal executive offices)
                                               (Zip Code)

                                             617-272-9015
                 ---------------------------------------------------------------
                (Registrant's telephone number, including area code)

                ----------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No   X
      ------                ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,304,873 shares (at January 31, 1997)
                                                                   1

                                       INDEX
                                   FORM 10-Q
                                 SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

                                                                         Page
             Consolidated Balance Sheet  -  December 29, 1996
                        and June 30, 1996.                                 3

             Consolidated Statement of  Operations  -  Quarters ended
                        December 29, 1996 and December 31, 1995 and six
                         months ended December 29, 1996 and
                        December 31, 1995.                                 5

             Consolidated Statement of Cash Flows  -  Quarters ended
                         December 29, 1996 and December 31, 1995 and six months ended December 29, 1996 and
                        December 31, 1995.                                 6

             Notes to Consolidated Financial Statements  -
                          December 29, 1996.                               7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9


Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 12

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET
  ASSETS

                                                                        December 29,   June 30,
                                                                            1996         1996
                                                                        -------------------------
  Current assets:
    Cash and cash equivalents                                          $    202,000 $    240,000
    Accounts receivable, less allowances
      of $10,000 ($10,000 at June 30, 1996)                                 435,000      781,000
    Inventories:
      Work-in-process and finished products                                 633,000      655,000
      Raw materials and supplies                                            227,000      274,000
                                                                        -------------------------
                                                                            860,000      929,000

    Other current assets                                                     48,000       56,000
                                                                        -------------------------
                        Total current assets                              1,545,000    2,006,000





  Property, plant and equipment
    Machinery and equipment                                               4,051,000    4,051,000
    Leasehold improvements                                                  130,000      130,000
                                                                        -------------------------
                                                                          4,181,000    4,181,000

    Less accumulated depreciation
      and amortization                                                    4,070,000    4,048,000
                                                                        -------------------------
                                                                            111,000      133,000




  Other assets                                                                1,000        1,000
                                                                        -------------------------
                                                                       $  1,657,000 $  2,140,000
                                                                        =========================



  See notes to consolidated financial statements.

  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET - Continued
  LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                        December 29,   June 30,
                                                                            1996         1996
                                                                        -------------------------
  Current liabilities:
    Accounts payable and other accrued liabilities                     $    335,000 $    423,000
    Accrued compensation                                                    161,000      185,000
    Accrued interest                                                      1,710,000    1,610,000
    Federal and state income taxes                                           83,000       88,000
    Indebtedness in default                                               2,686,000    2,731,000
    Reserves for restructuring and environmental costs                    1,299,000    1,300,000
                                                                        -------------------------
                   Total current liabilities                              6,274,000    6,337,000













  Stockholders' deficit:
    Preferred stock, $1.00 par value
      1,000,000 shares authorized, none issued                                    0            0
    Common stock, $.25 par value,
      10,000,000 shares authorized, 3,304,873
      shares issued                                                         826,000      826,000
    Additional paid-in-capital                                               46,000       46,000
    Accumulated deficit                                                  (5,489,000)  (5,069,000)
                                                                        -------------------------
                 Total stockholders' deficit                             (4,617,000)  (4,197,000)
                                                                        -------------------------

                                                                       $  1,657,000 $  2,140,000
                                                                        =========================




  See notes to consolidated financial statements.

  SEMICON, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS



                                                    QUARTER ENDED           SIX MONTHS ENDED
                                              December 29, December 31, December 29, December 31,
                                                  1996         1995         1996         1995
                                              ------------ ------------ ------------ ------------
  Net Sales                                  $  1,123,000 $  1,746,000 $  2,455,000 $  3,268,000

  Costs and expenses:
    Cost of products sold                       1,092,000    1,391,000    2,372,000    2,773,000
    Selling, general and adminstrative            209,000      248,000      445,000      498,000
    Interest                                       70,000       77,000      141,000      155,000
    Other (income) expense                              0            0            0            0
                                              ------------ ------------ ------------ ------------
                                                1,371,000    1,716,000    2,958,000    3,426,000
                                              ------------ ------------ ------------ ------------
  Income (loss) before income taxes and
    extraordinary item                           (248,000)      30,000     (503,000)    (158,000)
  Income taxes                                          0            0            0            0
                                              ------------ ------------ ------------ ------------
  Income (loss) before extraordinary item        (248,000)      30,000     (503,000)    (158,000)
  Extraordinary items:
    Gain on purchase of debentures                 74,000      132,000       83,000      195,000
    Gain on debt settlement                             0      158,000            0      158,000
                                              ------------ ------------ ------------ ------------
                                                   74,000      290,000       83,000      353,000
                                              ------------ ------------ ------------ ------------
  Net income (loss)                          $   (174,000)$    320,000 $   (420,000)$    195,000
                                              ============ ============ ============ ============


  Income (loss) per share:
    Before extraordinary items                     ($0.07)       $0.01       ($0.16)      ($0.05)
    Extraordinary items                              0.02         0.09         0.03         0.11
                                              ------------ ------------ ------------ ------------
  Net income (loss) per share                      ($0.05)       $0.10       ($0.13)       $0.06
                                              ============ ============ ============ ============

  Weighted average number of
    shares outstanding                          3,305,000    3,305,000    3,305,000    3,305,000
                                              ============ ============ ============ ============





  See notes to consolidated financial statements.

  SEMICON, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    QUARTER ENDED           SIX MONTHS ENDED
                                              December 29, December 31, December 29, December 31,
                                                  1996         1995         1996         1995
                                              ------------ ------------ ------------ ------------
  Operating activities:
  Net income (loss)                          $   (174,000)$    320,000 $   (420,000)$    195,000
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                11,000        5,000       22,000       10,000
      Provision for bad debts                           0            0            0            0
      Gain on purchase of debentures              (74,000)    (132,000)     (83,000)    (195,000)
      Gain on debt settlement                           0     (158,000)           0     (158,000)
      Changes in assets and liabilities:
        Accounts receivable                       138,000     (186,000)     346,000       16,000
        Inventory                                   5,000     (191,000)      69,000     (193,000)
        Other current assets                       16,000       35,000        8,000       22,000
        Accounts payable and accrued expenses      39,000       21,000       28,000       98,000
        Income taxes payable                       (1,000)      (2,000)      (5,000)      (9,000)
        Other                                           0        3,000            0        7,000
                                              ------------ ------------ ------------ ------------
          Total adjustments                       134,000     (605,000)     385,000     (402,000)
                                              ------------ ------------ ------------ ------------
          Cash provided by (used in)
            operating activities                  (40,000)    (285,000)     (35,000)    (207,000)
  Investing activities:
    Capital expenditures                                0      (39,000)           0      (76,000)
    Collection of investment income                     0            0            0            0
                                              ------------ ------------ ------------ ------------
          Cash provided by (used in)
            investing actitivies                        0      (39,000)           0      (76,000)
  Financing activities:
    Debenture purchases and debt settlement        (2,000)      (3,000)      (3,000)      (5,000)
    Other                                               0       (2,000)           0       (2,000)
                                              ------------ ------------ ------------ ------------
          Cash provided by (used in)
            financing actitivies                   (2,000)      (5,000)      (3,000)      (7,000)
                                              ------------ ------------ ------------ ------------
          Increase (decrease) in cash
            and cash equivalents                  (42,000)    (329,000)     (38,000)    (290,000)
  Cash and cash equivalents
    at beginning of period                        244,000      591,000      240,000      552,000
                                              ------------ ------------ ------------ ------------
          Cash and cash equivalents
            at end of period                 $    202,000 $    262,000 $    202,000 $    262,000
                                              ============ ============ ============ ============


  See notes to consolidated financial statements.