Form 10-Q
period 1997-03-30
SEMICON INC
filed 1997-05-14
CIK 88922

FORM 10-Q

                                     SECURITIES AND EXCHANGE COMMISSION

                                                       Washington, D.C. 20549
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 30, 1997
                                                 ------------------------
                                       OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from             to
                                               ----------------------
Commission file number               0-3286
                                            ------------------------
                                        SEMICON, INC.
              ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                           04-2242662
  -----------------------------------                         ----------------
  (State or other jurisdiction of                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

                      10 North Avenue, Burlington, MA  01803
                      ----------------------------------------------------
                         (address of principal executive offices)
                                               (Zip Code)

                                             617-272-9015
                 -------------------------------------------------------------
                (Registrant's telephone number, including area code)

                --------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant 1 has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
    Yes                   No   X
      ------                ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,304,873 shares (at April 30, 1997)
                                                                   1
                                                                  INDEX
                                                               FORM 10-Q
                                                             SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

    Page 4   Consolidated Balance Sheet  -  March 30, 1997 and June 30, 1996.


             Consolidated Statement of  Operations  -  Quarters ended
                        March 30, 1997 and March 31, 1996 and nine
                        months ended March 30, 1997 and
                        March 31, 1996.                                    5

             Consolidated Statement of Cash Flows  -  Quarters ended
                         March 30, 1997 and March 31, 1996 and nine
                         months ended March 30, 1997 and
                         March 31, 1996.                                 6

             Notes to Consolidated Financial Statements  -
                         March 30, 1997.                                7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9


Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                  12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
 SEMICON, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

                                                                                         March 30,               June  30
                                                                                             1997                     1996
                                                                                        --------------             ------------
Current assets:
Cash and cash equivalents                                                  $117,000              $240,000
 Accounts receivable, less allowances
 of $10,000 ($10,000 at June 30, 1996)                                  483,000               781,000
Inventories:
Work-in-process and finished products                                  553,000               655,000
Raw materials and supplies                                                    222,000              274,000
                                                                                            ------------            ------------
                                                                                               775,000             929,000

Other current assets                                                                  34,000               56,000
                                                                                            ------------           ------------
                              Total current assets                                1,409,000          2,006,000





 Property, plant and equipment
Machinery and equipment                                                   4,051,000            4,051,000
Leasehold improvements                                                        130,000               130,000
                                                                                            ------------            ------------
                                                                                           4,181,000            4,181,000

Less accumulated depreciation
and amortization                                                                  4,081,000           4,048,000
                                                                                           ------------            ------------
                                                                                               100,000              133,000




Other assets                                                                                1,000                 1,000
                                                                                            ------------          ------------
                                                                                        $  1,510,000     $   2,140,000
                                                                                        =========        ========

See notes to consolidated financial statements.

 SEMICON, INC.
CONSOLIDATED BALANCE SHEET - Continued
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                            March 30,               June 30,
                                                                                                  1997                   1996
                                                                                            ------------            ------------
Current liabilities:
Accounts payable and other accrued liabilities                      $373,000             $423,000
Accrued compensation                                                           162,000               185,000
Accrued interest   1,770,000            1,610,000
Federal and state income taxes   81,000    88,000
Indebtedness in default   2,675,000    2,731,000
Reserves for restructuring and environmental costs             1,299,000            1,300,000
                                                                                           ------------            ------------
Total current liabilities                                                       6,360,000             6,337,000













Stockholders' deficit:
 Preferred stock, $1.00 par value
 1,000,000 shares authorized, none issued                                          0                      0
 Common stock, $.25 par value,
 10,000,000 shares authorized,   3,304,873
shares issued                                                                           826,000              826,000
Additional paid-in-capital                                                         46,000                46,000
Accumulated deficit                                                            (5,722,000)         (5,069,000)
                                                                                            ------------            ------------
Total stockholders' deficit                                                   (4,850,000)         (4,197,000)
                                                                                            ------------           ------------

                                                                                        $  1,510,000        $ 2,140,000
                                                                                        ==========     =========

See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                 QUARTER ENDED           NINE MONTHS ENDED
                                                                   March  30,          March 31,     March 30,       March 31,
                                                                    1997                  1996             1997               1996
                                                                       -------------        -------------     ------------     -
Net Sales                                                   $  1,393,000      $  1,823,000  $   3,848,000    $  5,091,000

Costs and expenses:
  Cost of products sold                                        1,358,000          1,498,000      3,730,000       4,271,000
  Selling, general and adminstrative                      216,000             264,000         661,000          762,000
  Interest                                                              72,000               72,000         213,000         227,000
  Other (income) expense                                              0                      0                 0                  0
                                                                           ------------         ------------      -----------
                                                                         1,646,000          1,834,000      4,604,000      5,260,000
                                                                           ------------        ------------       ------------
Income (loss) before income taxes and                (253,000)            (11,000)       (756,000)        (169,000)
  extraordinary item
Income taxes                                                               0                   0                  0               0
                                                                           ------------             ----------       ------------
Income (loss) before extraordinary item               (253,000)            (11,000)       (756,000)        (169,000)
Extraordinary items:
  Gain on purchase of debentures                             20,000               17,000         103,000          212,000
  Gain on debt settlement                                            0                       0                  0          158,000
                                                                           ------------          ------------       ------------
                                                                      20,000               17,000         103,000           360,000
                                                                           ------------          ------------       ------------
Net income (loss)                                            $   (233,000)       $       6,000    $   653,000      $   201,000
                                                                ============   ==========   =========   =========


Income (loss) per share:
  Before extraordinary items                                  ($0.07)                $0.00             ($0.23)          ($0.05)
  Extraordinary items                                                0.00                   0.00                0.03         0.11
                                                                           ------------         ------------       ------------
Net income (loss) per share                                   ($0.07)                $0.00             ($0.20)           $0.06
                                                                        ========        ========      =======         ======

Weighted average number of
  shares outstanding                                          3,305,000          3,305,000       3,305,000      3,305,000
                                                                     =========      =========     ========    ========



See notes to consolidated financial statements.

 SEMICON, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         QUART  ER ENDED           NINE MON  THS ENDED
                                                                        March 30,    March 31,    March 30,    March 31,
                                                                        1997             1996            1997            1996
                                                                         ------------   -------------     ------------    ---
Operating activities:
 Net income (loss)                                        $   (233,000) $      6,000   $    (653,000)  $  201,000
Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation and amortization                            11,000          5,000           33,000         15,000
Provision for bad debts                                          0                 0                   0                  0
 Gain on purchase of debentures                         (20,000 )     (17,000)       (103,000)       -212,000
Gain on debt settlement                                              0                 0                   0         -158,000
Changes in assets and liabilities:
 Accounts receivable                                           (48,000 )     168,000        298,000         184,000
 Inventory                                                            85,000      (109,000)       154,000        -302,000
 Other current assets                                            14,000      (  25,000)         22,000          -3,000
 Accounts payable and accrued expenses            109,000           9,000        137,000        107,000
Income taxes payable                                         (  2,000)     (   3,000)          (7,000)      -12,000
Other                                                                          0         1,000                     0         8,000
                                                                         ------------     ------------      ------------     ----
Total adjustments                                               149,000         29,000        534,000       (373,000)
                                                                        ------------     ------------      ------------    --
Cash provided by (used in)
operating activities                                             (84,000)         35,000       (119,000)       (172,000)
Investing activities:
Capital expenditures                                                    0                   0                0           -76,000
Collection of investment income                                  0                   0                0                   0
                                                                         -----------      ------------     ------------   ---
Cash provided by (used in)
investing activities                                                       0                   0                0          (76,000)
Financing activities:
 Debenture purchases and debt settlement            (1,000)          (3,000)       (4,000)         -8,000
Other                                                                          0            2,000                 0               0
                                                                           -----------      -----------     ----------     -------
Cash provided by (used in)
 financing actitivies                                             (1,000)          (1,000)       (4,000)         -8,000
                                                                          -----------      -----------     ----------   -
Increase (decrease) in cash
and cash equivalents                                          (85,000)         34,000        (123,000)    (256,000)
Cash and cash equivalents
 at beginning of period                                      202,000        262,000        240,000        552,000
                                                                        ------------      ------------  ------------     ---------
Cash and cash equivalents
at end of period                                              $  117,000   $   296,000    $  117,000      $ 296,00
                                                                      ========    =======     ======      ======

See notes to consolidated financial statements.



                                                                         6
SEMICON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 30, 1997

NOTE A  --  UNAUDITED FINACIAL STATEMENTS AND BASIS OF PRESENTATION

The Company has not had its financial statements audited in accordance with Securities and Exchange Commission regulations and accordingly it has indicated on the cover page of its Securities and Exchange Commission filings that it has not filed all reports required. The Company cannot afford the cost of an audit of its financial statements. In the opinion of management, any available cash should be applied to debt settlement.

The financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company may not be able to continue its operations because it is experiencing losses, negative working capital, and a stockholders' deficit with various debt defaults. The Company's plans at this time are focused on restructuring its debt, stabilizing operating results and providing cash flow. Management believes there is more potential value for creditors and stockholders in continuing to operate the Company and attempting to restructure debt than there is in bankruptcy and bankruptcy liquidation.

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

At March 30, 1997, the Company had tax loss carryforwards of approximately $7,300,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $9,400,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.
                                                                              7

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  --  Continued

March 30, 1997

NOTE D --   RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

The balance sheet reserves for restructuring and environmental costs included the following:

                                                                        March 30, 1997                    June 30, 1996
                                                                      ------------------------               ------------------
Environmental matters                                       $  848,000                           $   848,000
Debt restructuring
   and related matters                                              451,000                                452,000
                                                                         ---------------                          ----------------
                                                                         $ 1,299,000                          $ 1,300,000
                                                                         =========                         =========

Reserves for environmental matters were originally established in 1990 to cover
(1) the estimated cost of remediation of an environmental matter at the Company's Burlington, Massachusetts facility, (2) a $200,000 potentially responsible party group settlement contingent liability associated with the Company's Burlington, Massachusetts facility to be paid when the Company's net worth exceeds $1,000,000 and (3) a potential liability associated with an environmental matter at a former subsidiary operation. The Company has agreed to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost 350,000 to 600,000 by November 1999.
In September 1996, the Company filed its most recent "financial inability" notice with the commonwealth of Massachusetts indicating that it cannot afford to pay the cost of remediation. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. The Company was designated a potentially responsible party
( PRP ) by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded the Company pay 10.8% of the $20,000,000 to 25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. Comprehensive remediation would exceed the Company's cash resources and force liquidation of the Company under the United States Bankruptcy Code.

Reserves for debt restructuring and related matters were established in 1990 to cover the estimated cost of consensual non-bankruptcy restructuring and bankruptcy restructuring.

NOTE E  --  EXTRAORDINARY GAINS

During the quarter ended March 30, 1997, the Company purchased $11,000 ($10,000 in the fiscal 1996 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $21,000 ($18,000 in the fiscal 1996 quarter) and resulted in a $20,000 ($17,000 in the fiscal 1996 quarter) extraordinary gain.

During the first nine months of fiscal 1997, the Company purchased $56,000 ($125,000 in the fiscal 1996 period) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $96,000 ($220,000 in the fiscal 1996 period) and resulted in a $103,000 ($212,000 in the fiscal 1996 period) extraordinary gain.

During the nine months ended March 31,1996, the Company settled deferred compensation obligations aggregating $270,000. The settlement resulted in a
 $158,000 extraordinary gain.
                                                                        8

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to operate because management believes an operating company offers more potential value for creditors and stockholders than bankruptcy and bankruptcy liquidation. Management's focus is on restructuring debt, stabilizing operating results and providing positive cash flow. Management's efforts to date have been unsuccessful as evidenced by the continued deterioration of the Company's financial condition and liquidity.

The Company continues to generate operating losses and its cash flow is negative.If this continues, the Company will seek protection from its creditors under the United States Bankruptcy Code.

The Company faces various environmental issues as described in Note C to the consolidated financial statements. Enforced remedial action on any of these issues could force the Company to liquidate under Chapter 7 of the United States Bankruptcy code.

The Company operates at the forebearance of its creditors. It continues to be in default of debt obligations aggregating $4,445,000 for principal and interest at March 30, 1997. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company has no outside source of financing and does not expect to be able to obtain any such financing.

Customer insecurity about the Company's financial condition continues.
The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,675,000 at March 30, 1997.
However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at March 30, 1997, $4,445,000.

                                                     June 30,   March 30, 1997
                                                        1990                                   Principal and
                                                     Principal          Principal      Accrued Interest

BayBank                                   $   795,000        $   696,000       $   779,000

Deferred Compensation
   and Other                                   820,000             180,000            180,000

NationsBank                                  430,000                       0                       0

13% Convertible
   Subordinated Debentures          4,125,000         1,799,000         3,486,000
                                                    ------------        --------------      ---------------
                                                 $ 6,170,000      $ 2,675,000        $ 4,445,000
                                                 =========    =========      =========

                                                                           9


Settlements to March 30, 1997, have included: purchases of $2,326,000 face amount of debentures for $158,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

The Company has suffered from the effects of a post cold war decrease in the demand for discrete semiconductor products used in military applications.
The decrease in demand has resulted in price competition and a shift in sales mix to commercial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

The Company's epoxy encapsulated semiconductor products are no longer able to compete with foreign manufacturers, and, accordingly, the Company will phase out its epoxy product lines during calendar year 1997. Epoxy sales amounted to $890,000 in fiscal year 1996. The physical assets will be sold, salvaged and scrapped. Any cash realized from epoxy asset disposition will be applied first to debt settlement and thereafter to manufacturing the remaining product lines.

The Company's overall liquidity decreased significantly during the nine months ended March 30, 1997. The decrease in accounts receivable and inventories at March 30, 1997, as compared to June 30, 1996, reflected the Company's collection of accounts receivable at a rate faster than product was shipped and the use of inventories to generate shipments. The cash generated from these activities was used to fund operating losses.

At March 30,1997, the Company had a deficit in stockholders' equity aggregating $4,850,000 and its current liabilities exceeded its current assets by$4,951,000


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 30, 1997

Net sales decreased 24% or $430,000 from $1,823,000 for the third quarter of fiscal 1996 to $1,393,000 for the third quarter of fiscal 1997.
The decrease reflected a decrease in the demand for certain commercial semiconductor products shipped in fiscal 1996. Backlog at March 30, 1997 was $1,803,000 as compared to $1,815,000 the prior year and $1,885,000 at the end of the fourth quarter of fiscal 1996. The book-to-bill ratio for the quarter ended March 30, 1997 was 82% as compared to 88% a year ago.

Gross profit on sales decreased from $325,000 for the third quarter of fiscal 1996 to $35,000 for the third quarter of fiscal 1997. Gross margin decreased as a result of lower sales and poorer fixed costs coverage and as a result of increases in silicon costs.

Selling, general and administrative expenses decreased $48,000 to $216,000 for the third quarter of fiscal 1997 from $264,000 for the third quarter of fiscal 1996. The decrease related to decreases in sales wages and commissions.

Third quarter results for fiscal 1997 included extraordinary gains aggregating $20,000 ($17,000 in the fiscal 1996 quarter) from purchases of the Company's 13% Convertible Subordinated Debentures at discounted amounts.



                                                                            10


NINE MONTHS ENDED MARCH 30, 1997

Net sales decreased 24% or $1,1243,000 from $5,091,000 for the first nine months of fiscal 1996 to $3,848,000 for the first nine months of fiscal 1997. The decrease reflected a decrease in the demand for certain commercial semiconductor products shipped in fiscal 1996.

Gross profit on sales decreased from $820,000 (16% of sales) for the first nine months of fiscal 1996 to $118,000 (3% of sales) for the first nine months of fiscal 1997. Gross margin decreased as a result of lower sales and poorer fixed costs coverage and as a result of increased silicon costs.

Selling, general and administrative expenses decreased $101,000 to $661,000 for the first nine months of fiscal 1997 from $762,000 for the first nine months of fiscal 1996. The decrease related to a decrease in sales wages and commissions.

Interest expense decreased $14,000 to $213,000 for the first nine months of fiscal 1997 as a result of reductions in outstanding debt.

First nine months results for fiscal 1997 included extraordinary gains aggregating $103,000 ($370,000 in the fiscal 1996 first nine months) from purchases of the Company's 13% Convertible Subordinated Debentures and from settlement of deferred compensation obligations at discounted amounts.































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


                                                           SEMICON, INC.

Date:__________________                             By:______________________

                                                             Richard C. Allard
                                                  Executive Vice President and
                                                      Chief Financial Officer


















                                                                           12