Form 10-K
period 1997-06-30
SEMICON INC
filed 1997-09-26
CIK 88922

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
   (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended       JUNE 30, 1997
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
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
past 90 days.                 Yes           No  X
                                 -----        -----
     The aggregate market value of voting stock held by nonaffiliates of the registrant as of August 31, 1997 was $58,000.

     The number of shares of common stock outstanding as of August 31, 1997 was 3,150,073.

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

     Sales and Marketing: Approximately 47% of the Company's sales are made to five franchised distributors. The remainder of the Company's sales are to original equipment manufacturers ("OEM"). OEM sales are made by Company employees and two independent sales representative organizations. In the past fiscal year, the Company sold semiconductors to 91 customers at 117 locations. During that period Zeus Electronics, ACI Electronics Corp. and Micro Device Electronics accounted for 20%, 15% and 14% of sales, respectively. Approximately 69% of fiscal 1997 sales were military/defense products and the remainder were industrial/commercial products. Changes in United States defense appropriations and procurement policies, and changes in the Department of Defense Qualified Product List and product specifications could adversely affect the Company's sale of military/defense products.

     Competition: Microsemi Corp. is the dominant competitor in the military-aerospace market served by the Company. Microsemi Corp. offers a significantly broader range of semiconductor products than the Company. The Company is the only alternative source to Microsemi for nine series of military devices. Semtech Corporation and BKC Semiconductors Incorporated also compete with the Company on several series of military devices. All of the Company's competitors are larger and have greater resources than the Company.

     Competition in discrete semiconductor sales is a function of price, quality, breadth of product offerings and service (primarily delivery). Due to technological innovation, domestic and off-shore competition and decreased demand for military products, discrete semiconductors have been subject to decreasing prices for many years.


                                2

     Backlog: Backlog, believed to be firm, totaled approximately $1,450,000 and $1,755,000 as of August 31, 1997 and 1996, respectively.
Substantially all of the 1997 amount could be expected to be shipped within a year. Backlog has no seasonal aspects and is subject to cancellation and rescheduling, in most cases without penalty.

     Research and Development: Research and development costs are not separately accounted for but management estimates that during each of the fiscal years ended June 30, 1997, 1996 and 1995 less than $200,000 was spent on Company-sponsored activities relating to the improvement of existing products and development of new products.

     Raw Materials: Historically, raw materials essential to satisfy the precise requirements of the military specifications for products which represented approximately 69% of the Company's sales have been available in adequate quantities at competitive prices. However, changes in government specification, raw material availability or increased cost of raw materials could have an adverse impact on Company operations.

     Environmental Regulation: Operations of the Company are subject to federal, state and local laws relating to the environment.

     See Item 7 and Note C of Notes to Financial Statements regarding certain environmental matters.

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

Employees:  As of August 31, 1997, the Company had 73 employees.

Item 2.  Properties

     The Company conducts its operations in approximately 30,000 square feet in a leased building located in Burlington, Massachusetts (with a lease expiring in June 1998).

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders.



                                 3
                                PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Company's common stock is traded in the over-the-counter market. The following table sets forth the range of the closing high bid and low ask prices of the Company's Common Stock in the over-the-counter market, as reported daily by the National Quotation Bureau, Inc. Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.
                       Fiscal 1996                Fiscal 1997
                      -------------               ------------
                  High Bid     Low Ask         High Bid      Low Ask
First Quarter  $.01 to $.01 $.05 to $ .05   $.01 to $.01  $.05 to $.05
Second Quarter  .01 to  .01  .05 to   .05    .01 to  .01   .05 to  .05
Third Quarter   .01 to  .01  .05 to   .05   .001 to  .01   .05 to  .05
Fourth Quarter  .01 to  .01  .05 to   .05   .001 to .001   .05 to  .05

     The approximate number of stockholders of record at August 31, 1997, was 454.

     The Company has paid no cash dividends to date. The Company's indenture relating to its 13% Convertible Subordinated Debentures and a guarantee agreement relating to industrial revenue bonds payable to BankBoston contain limitations on the payment of cash dividends. At August 31, 1997, under these limitations, the Company was prohibited from paying any dividends.

Item 6.  Selected Financial Data

     For selected financial data for the five years ended June 30, 1997, see Part IV of this Report, page 30, incorporated herein by reference.

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

                                4

Company's financial condition and liquidity.

     The Company continues to generate operating losses and its cash flow is negative. If this continues, the Company will seek protection from its creditors under the United States Bankruptcy Code.

     The Company faces various environment issues as described in Note C to the consolidated financial statements. Enforced remedial action on any of these issues could force the Company to liquidate under Chapter 7 of the United States Bankruptcy code.

     The Company operates at the forebearance of its creditors. It continues to be in default of debt obligations aggregating $4,500,000 for principal and interest at June 30, 1997. The defaults exist because of nonpayment of principal and accrued interest for periods extending back to July 1990.

     The Company has no outside source of financing and does not expect to be able to obtain any such financing.

     Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

     The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,668,000 at June 30, 1997. However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at June 30, 1997, $4,500,000.
                              June 30,          June 30, 1997
                               1990                    Principal and
                             Principal     Principal   Accrued Interest
                           --------------------------------------------
BankBoston                $  795,000    $  695,000      $  789,000

Deferred Compensation
 and Other                   820,000       180,000         180,000

NationsBank                  430,000             0               0

13% Convertible
 Subordinated Debentures   4,125,000     1,793,000       3,531,000
                          -----------   ----------      ----------
                          $6,170,000    $2,668,000      $4,500,000
                          ===========   ==========      ==========

     Settlements to June 30, 1997, have included: purchases of $2,332,000 face amount of debentures for $158,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000.

                                 5

Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

     The Company has suffered from the effect of a post cold war decrease in the demand for discrete semiconductor products used in military applications. The decrease in demand has resulted in price competition and a shift in sales mix to commercial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

     The Company's epoxy encapsulated semiconductor products are no longer able to compete with foreign manufacturers, and, accordingly, the Company will phase out its epoxy product lines during calendar year 1997. Epoxy sales amounted to $348,000 in fiscal 1997 and $911,000 in fiscal 1996. The physical assets will be sold, salvaged and scrapped.

     The Company's overall liquidity decreased significantly during the year ended June 30, 1997. The decrease in accounts receivable and inventories at June 30, 1997, as compared to June 30, 1996, reflected the Company's collection of accounts receivable at a rate faster than product was shipped and the use of inventories to generate shipments. The cash generated from these activities was used to fund operating losses.

     At June 30, 1997, the Company had a deficit in stockholders' equity aggregating $4,957,000 and its current liabilities exceeded its current assets by $5,044,000.

Results Of Operations

     Net sales of $5,138,000 for fiscal 1997 were down 22% or $1,489,000 from $6,627,000 for fiscal 1996 which was up 8% or $469,000 from $6,158,000 for fiscal 1995. Net sales for the first half of fiscal 1996 reflected a positive trend in the demand for the Company's commercial semiconductor products. The trend reversed in the second half of fiscal 1996. Bookings were 90% of sales for fiscal 1997 as compared to 123% of sales for fiscal 1996 and 105% of sales for fiscal 1995. Backlog at June 30, 1997 was $1,366,000 as compared to $1,885,000 at June 30, 1996 and $1,868,000 at June 30, 1995.

     Gross profit on sales was $262,000 (5% of sales) for fiscal 1997 as compared to $879,000 (13% of sales) for fiscal 1996 and $1,245,000 (20% of sales) for fiscal 1995. Gross profit has decreased over the past three years as a result of lower sales, poorer fixed costs coverage and increased silicon costs.

     Selling, general and administrative expenses decreased $82,000 from 1995 to 1996 and $126,000 from 1996 to 1997. The decreases resulted from decreases in sales and sales commissions and from decreases in sales and administrative personnel.




                               6
     Interest expense decreased from fiscal 1995 through fiscal 1997 as a result of reductions in outstanding debt.

     Other income for fiscal 1995 represented an $18,000 gain on the sale of property located in North Carolina.

     The $117,000 extraordinary gain on purchases of debentures in fiscal 1997 ($242,000 in 1996 and $1,230,000 in 1995) resulted from the purchase of $62,000 ($142,000 in 1996 and $786,000 in 1995) face amount of 13% convertible Subordinated Debentures at a discount.

     Extraordinary gains on debt settlement in fiscal 1996 and 1995 resulted from settlements of deferred compensation obligations and NationsBank debt obligations at discounted amounts.

Item 8.  Financial Statements and Supplementary Data

     See Consolidated Financial Statements, part IV of this Report, pages 15 to 29, incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

     The Company believed it could not afford the cost of an independent audit for 1997, 1996 and 1995. Accordingly, management and the Board of Directors determined not to retain auditors to examine and report on the Company's financial statements for those periods.





























                                  7
                                PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors of the Company are as follows:

                          Principal Occupation              Director
Name                      for the past five years    Age    Since

CLASS I DIRECTORS:

  Harold W. Mahar, Jr.    President and Chief         54    1988
                           Executive Officer
                           since January 1988
                           and Director of the
                           Company since April
                           1988.

  Richard C. Allard       Executive Vice President    52    1990*
                           and Chief Financial
                           Officer and Director of
                           the Company since
                           September 1990; Vice
                           President Finance and
                           Treasurer of the
                           Company since June 1981.


CLASS II DIRECTORS:
                           None


CLASS III DIRECTORS:
                           None


    *Mr. Allard was elected Director by the Board of Directors on September 19, 1990, to fill the vacancy created by the retirement of a director.
















                                 8
     Under Massachusetts law, the Board of Directors of the Company is classified into three classes with the term of office of one class expiring each year. The terms of the Class I, II and III directors expired in 1990, 1991 and 1992, respectively. Each of the Directors holds office until the annual meeting of shareholders in the year in which such director's term expires and until such director's successor is elected and qualified. Because no annual meetings have been held since 1989, Mr. Mahar and Mr. Allard are continuing as Class I directors.

     Mr. Mahar and Mr. Allard are the only executive officers of the Company. Each of the executive officers of the Company holds office until the first meeting of directors following the annual meeting of shareholders and until his successor is elected and qualified.

     Mr. Bruce W. Everitt resigned as a director May 22, 1997.

     The Board of Directors held 11 meetings during the past fiscal year. All directors attended each meeting.

     There were no Board of Directors committee meetings during the past fiscal year.

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

     At their suggestion, since 1990, directors received no compensation for serving on the Board.















                                  9
Item 11.  Executive Compensation

     Set forth below is information as to the cash compensation paid by the Company for each of the three fiscal years ended June 30, 1997, to its chief executive officer who was the only executive officer to be paid more than $100,000 in any of the last three fiscal years:

Summary Compensation Table:

     Name and Principal             Annual Compensation
         Position                   Year         Salary
   ----------------------          ----------------------
     Harold W. Mahar, Jr.,          1997       $121,000
     President and Chief            1996       $125,000
     Executive Officer              1995       $125,000

     Effective May 5, 1997 Mr. Mahar's annual salary was reduced to $100,000. The Company paid no bonuses or other compensation to its chief executive officer during the three years ended June 30, 1997. Further, the Company made no long term compensation awards or payouts to its chief executive officer during the three years ended June 30, 1997.

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

     The Company has severance agreements with its executive officers under which the Company agrees to pay severance benefits to each such executive, consisting of a percentage of his annual base salary (175% in the case of Mr. Mahar and 150% in the case of Mr. Allard) at the rate in effect immediately prior to the termination of employment or the change of control, whichever is higher. In addition, the executive will be entitled to certain other benefits including the acceleration of the exercisability of outstanding stock options, continued participation for up to one year in group health and medical insurance

                               10
plans, the payment by the Company of legal fees and expenses incurred as a result of termination of employment, and under certain circumstances, the executive shall have the option to decrease payments or benefits payable under the agreement to avoid any excise taxes payable by the executive as a result of the severance benefits. The benefits are payable to the executive only if his employment is terminated for any reason other than for cause (as defined in the agreement), or if the executive terminates his employment as the result of specified justification, in all cases during a period of two years following a "change of control" of the Company. A change of control is defined to include the acquisition of 30% or more of the combined voting power of the Company's then outstanding securities, other changes of control required to be reported as determined by certain regulatory authorities, and certain changes in membership of the Board of Directors. Such severance payments would not be reduced for compensation received by the executive from any new employment. At the option of the Company, the agreement shall not apply to a change of control which takes place five years after the date of execution of the agreement. Under these agreements, based upon the annual base salary to be paid by the Company to the executive for fiscal 1998, change of control cash severance payments would be approximately $174,000 and $126,000, respectively, for Messrs. Mahar and Allard.

































                                 11
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Principal Owners of Common Stock: The following table sets forth, as of August 31, 1997, the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) of persons known to the Company to be such owner of more than five percent of the outstanding Common Stock of the Company, based on information on file with the Securities and Exchange Commission:

                           Common Stock                 Percent
Name and Address           Owned Beneficially (1)       of Class
--------------------       ----------------------       --------
Microsemi Corp.                  581,987                  18.5%
2830 Fairview Street
P.O. Box 26890
Santa Ana, CA  92799-6890

Mary Jean Robison                390,188 (2)              12.4%

Robert E. House                  210,562 (3)               6.7%

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

     Equity Ownership of Management: The following table sets forth, as of August 31, 1997, the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) of the Company's Common Stock by each Director and all Directors and officers of the Company as a group, from information provided by such persons:

                              Common Stock               Percent
Name                       Owned Beneficially            of Class
--------------------       ------------------            --------
Harold W. Mahar, Jr.            129,118 (1)                4.1%
Richard C. Allard                37,366 (2)                1.2%
All Directors and
officers                        166,484                    5.3%

(1) Does not include 103,300 owned by Mrs. Mahar, two adult sons and an adult daughter as to which he disclaims beneficial ownership.

(2)   Does not include 400 shares owned by adult children of Mr.
      Allard as to which he disclaims beneficial ownership.

                                12

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

Item 13.  Certain Relationships and Related Transactions

     None.
                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

  (a) The following documents are filed as a part of this report:
      (1) The financial statements listed in the Index to Consolidated Financial Statements appearing on page 15 of this report, which index is incorporated herein by reference.
      (2) The financial statement schedules as set forth in the above-mentioned Index to Financial Statements.
      (3) See Exhibit Index, pages 31 and 32, incorporated herein by reference.
  (b) Reports on Form 8-K in the fourth quarter of fiscal 1997:

      None.

























                                 13
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEMICON, INC.

September   , 1997           By:
                                 ----------------------------------
                                 Harold W. Mahar, Jr., President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of
September   , 1997.


By:
    -----------------------------------------
    Richard C. Allard
    Executive Vice President,
    Chief Financial Officer and Director
    (principal financial and accounting officer)


By:
    -----------------------------------------
    Harold W. Mahar, Jr.
    President, Chief Executive Officer
    and Director
    (principal executive officer)





















                                  14
                             SEMICON, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 14(a)

     The following consolidated financial statements of Semicon, Inc. are included in item 8: Reference

     Consolidated balance sheets at                             16
       June 30, 1997 and 1996

     For the years ended June 30, 1997,
       1996 and 1995:
         Consolidated statements of operations                  18
         Consolidated statements of cash flows                  19
         Notes to financial statements                          20

     The following consolidated financial statement schedules are included in Item 14(d):

     III- Property, Plant and Equipment                         26

     IV - Accumulated Depreciation, Depletion
             and Amortization of Property, Plant
             and Equipment                                      27

      V - Valuation and Qualifying Accounts                     28

     VI - Supplementary Income Statement Information            29

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.



















                                15



      SEMICON, INC.
      CONSOLIDATED BALANCE SHEETS
      June 30, 1997 and 1996
      ASSETS

                                                                 1997            1996
                                                               ---------       ---------
      Current assets:
        Cash and cash equivalents                           $    227,000    $    240,000
        Accounts receivable, less allowances of
          $10,000 ($10,000 at June 30, 1996)                     440,000         781,000

        Inventories:
          Work-in-process and finished products                  507,000         655,000
          Raw materials and supplies                             242,000         274,000
                                                               ---------       ---------
                                                                 749,000         929,000


        Other current assets                                      29,000          56,000
                                                               ---------       ---------
                              Total current assets             1,445,000       2,006,000





      Property, plant and equipment:
        Machinery and equipment                                3,994,000       4,051,000
        Leasehold improvements                                   130,000         130,000
                                                               ---------       ---------
                                                               4,124,000       4,181,000


        Less accumulated depreciation and amortization         4,038,000       4,048,000
                                                               ---------       ---------
                                                                  86,000         133,000





      Other assets                                                 1,000           1,000
                                                               ---------       ---------
                                                            $  1,532,000    $  2,140,000
                                                               =========       =========







      See notes to finanical statements.












      SEMICON, INC.
      CONSOLIDATED BALANCE SHEETS (CONTINUED)
      June 30, 1997 and 1996
      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                  1997            1996
                                                               ---------       ---------
      Current liabilities:
        Accounts payable and other accrued liabilites       $    495,000    $    423,000
        Accrued compensation                                     119,000         185,000
        Accrued interest                                       1,832,000       1,610,000
        Federal and state income taxes                            80,000          88,000
        Indebtedness in default                                2,668,000       2,731,000
        Reserves for restructuring and environmental costs     1,295,000       1,300,000
                                                               ---------       ---------
                              Total current liabilites         6,489,000       6,337,000
















      Stockholders' deficit:
        Preferred stock, $1.00 par value,
          1,000,000 shares authorized, none issued                     0               0
        Common stock, $.25 par value,
          10,000,000 shares authorized, 3,304,873
          shares issued                                          826,000         826,000
        Additional paid-in capital                                46,000          46,000
        Accumulated deficit                                   (5,829,000)     (5,069,000)
                                                               ----------      ----------
                      Total stockholders' deficit             (4,957,000)     (4,197,000)
                                                               ----------      ----------
                                                            $  1,532,000    $  2,140,000
                                                               =========       =========






      See notes to financial statements.














     SEMICON, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS
     Years ended June 30, 1997, 1996 and 1995


                                                      1997          1996          1995
                                                   ----------    ----------    ----------

     Net Sales                                  $  5,138,000  $  6,627,000  $  6,158,000

     Costs and expenses:
       Cost of products sold                       4,876,000     5,748,000     4,913,000
       Selling, general and administrative           863,000       989,000     1,071,000
       Interest                                      279,000       299,000       365,000
       Other (income) expense                         (1,000)            0       (18,000)
                                                   ----------    ----------    ----------
                                                   6,017,000     7,036,000     6,331,000
                                                   ----------    ----------    ----------
     Income (loss) before income taxes
       and extraordinary items                      (879,000)     (409,000)     (173,000)
     Income tax provision                                  0             0             0
                                                   ----------    ----------    ----------
     Income (loss) before extraordinary items       (879,000)     (409,000)     (173,000)

     Extraordinary items:
       Gain on purchase of debentures                117,000       242,000     1,230,000
       Gain on debt settlement                             0       158,000       368,000
                                                   ----------    ----------    ----------
                                                     117,000       400,000     1,598,000
                                                   ----------    ----------    ----------
     Net income (loss)                          $   (762,000) $     (9,000) $  1,425,000
                                                   ==========    ==========    ==========






     Income (loss) per share:
       Before extraordinary items                     ($0.27)       ($0.12)       ($0.05)
       From extraordinary items                         0.04          0.12          0.48
                                                       -----         -----         -----
     Net income (loss)                                ($0.23)        $0.00         $0.43
                                                       =====         =====         =====


     Weighted average number of
       shares outstanding                          3,305,000     3,305,000     3,305,000
                                                   ==========    ==========    ==========

     See notes to financial statements











      SEMICON, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended June 30, 1997, 1996 and 1995

                                                  1997         1996         1995
                                                ----------   ----------   ----------
      Operating activities:
        Net income(loss)                      $  (762,000) $    (9,000) $ 1,425,000
        Adjustments to reconcile net
          income(loss) to net cash
          provided by operating activites:
            Depreciation and amortization          47,000       25,000       13,000
            Provision for accounts and note
              receivable                                0            0            0
            Extraordinary gains                  (117,000)    (400,000)  (1,598,000)
            Change in assets and liabilities:
              Accounts receivable                 341,000      185,000      (57,000)
              Inventory                           180,000     (237,000)     161,000
              Other current assets                 27,000       (2,000)       5,000
              Accounts payable and
                accrued expenses                  286,000      231,000      348,000
              Income taxes payable                 (8,000)     (12,000)      (4,000)
              Other                                     0        8,000       18,000
                                                ----------   ----------   ----------
                           Total Adjustments      756,000     (202,000)  (1,114,000)
                                                ----------   ----------   ----------
              Net cash provided by (used in)
                operating activities               (6,000)    (211,000)     311,000
      Investing activities:
        Capital expenditures                            0      (93,000)     (48,000)
        Collection of investment income                 0            0            0
                                                ----------   ----------   ----------
              Net cash provided by (used in)
                    investing activities                0      (93,000)     (48,000)
      Financing activities:
        Purchase of debentures                     (4,000)      (8,000)     (61,000)
        Other                                      (3,000)           0     (102,000)
                                                ----------   ----------   ----------
              Net cash provided by (used in)
                     financing activities          (7,000)      (8,000)    (163,000)
                                                ----------   ----------   ----------
      Net increase(decrease) in
        cash and cash equivalents                 (13,000)    (312,000)     100,000
      Cash and cash equivalents
        at beginning of year                      240,000      552,000      452,000
                                                ----------   ----------   ----------
      Cash and cash equivalents at
        end of year                           $   227,000  $   240,000  $   552,000
                                                ==========   ==========   ==========

       Supplemental cash flow information:
        Interest paid                         $         0  $         0  $    42,000
        Income taxes paid (refunded), net           8,000       12,000        7,000

      See notes to financial statements







SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1997, 1996 and 1995

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

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

Income Taxes

     The Company provides for income taxes currently payable and, in addition, for deferred income taxes that generally represent the future income tax effect of existing temporary differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled, respectively, at the amounts reported in

                                 20
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1997, 1996 and 1995

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the Company's financial statements. Classification is based on when the temporary differences are expected to result in a taxable or deductible amount.

Income (Loss) Per Share

     Net income per share is computed by dividing net income by weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding stock options and the assumed conversion of 13% Convertible Subordinated Debentures when their effect is dilutive. If the effect of the assumed conversion of 13% Convertible Subordinated Debentures is dilutive, net income used to calculate earnings per share is increased to include the after tax effect of debenture interest assumed to be forgone.

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

Significant Customers

     The Company's principal business is the manufacture of discrete semiconductors. Sales are primarily to customers in the United States. The following customers each accounted for more than 10% of sales:

                                            1997      1996      1995
                                           ------    ------    ------
    Zeus Electronics, An Arrow Co.          20%       19%       18%
    ACI Electronics Corp.                   15%       13%       13%
    Micro Device Electronics                14%        5%        6%

Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities at June 30, 1997 and 1996 included the following:
                                            1997            1996
                                         ----------      ----------
    Trade accounts payable               $  384,000      $  353,000
    Commissions payable                      13,000          16,000
    Other                                    98,000          54,000
                                         ----------      ----------
                                         $  495,000      $  423,000
                                         ==========      ==========
                                21
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1997, 1996 and 1995

NOTE B-INDEBTEDNESS IN DEFAULT

  Indebtedness in default at June 30, 1997 and 1996 was as follows:

                                           1997              1996
      13% Convertible Subordinated      ----------        ----------
        Debentures due
        January 15, 2001                $1,793,000        $1,855,000
      Industrial Revenue Bond              695,000           696,000
      Retiree Deferred Compensation        180,000           180,000
                                        ----------        ----------
                                        $2,668,000        $2,731,000
                                        ==========        ==========

     The 13% Convertible Subordinated Debentures are convertible (unless previously called for redemption by the Company) into shares of common stock at any time prior to maturity at $9.22 per share. Interest is payable semiannually on July 15 and January 15. The Company continues to accrue interest on its 13% Convertible Subordinated Debentures.

     On July 15, 1990, the Company suspended payment of interest on its 13% Convertible Subordinated Debentures. On August 15, 1990, the Company was declared in default of its debenture obligations by the debenture Trustee. The debenture default also created a default under terms of the Company's Industrial Revenue Bond obligations. Accordingly, the Company classified these debt obligations as current liabilities.

     During fiscal 1997, the Company purchased $62,000 ($142,000 in 1996 and $786,000 in 1995) face amount of its 13% Convertible
Subordinated Debentures at a discount. The purchases reduced indebtedness and accrued interest by $121,000 ($252,000 in 1996 and $1,292,000 in 1995) and resulted in a $117,000 ($242,000 in 1996 and
$1,231,000 in 1995) extraordinary gain.

    The Company's industrial revenue bond liability is a guaranty obligation from the 1987 liquidation of a farmer subsidiary. The last principle reductions of the debt occurred in 1993. The last interest payments were made in 1995. The Company continues to accrue 6% interest on the obligation.

     Retiree deferred compensation represents an obligation to the widow of a retired employee for deferred compensation. During fiscal 1991 the Company suspended its deferred compensation payments.

     During fiscal 1996, the Company settled deferred compensation obligations at discounted amounts which resulted in a $158,000 extraordinary gain.


                                  22
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1997, 1996 and 1995

NOTE C-RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

     The balance sheet reserves for restructuring and environmental costs included the following at June 30, 1997 and 1996:

                                           1997             1996
                                        ----------       ----------
Environmental matters                   $  848,000       $  848,000
Debt restructuring
 and related matters                       447,000          452,000
                                        ----------       ----------
                                        $1,295,000       $1,300,000
                                        ==========       ==========

     Reserves for environmental matters were originally established in 1990 to cover (1) the estimated cost of remediation of an environmental matter at the Company's Burlington, Massachusetts facility, (2) a $200,000 potentially responsible party group settlement contingent liability associated with the Company's Burlington, Massachusetts facility to be paid when the Company's net worth exceeds $1,000,000 and (3) a potential liability associated with an environmental matter at a former subsidiary operation. The Company has agreed to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000, by November 1999. In September 1996, the Company filed its most recent "financial inability" notice with the commonwealth of Massachusetts indicating that it cannot afford to pay the cost of remediation. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded that the Company pay 10.8% of the $20,000,000 to $25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. Comprehensive remediation would exceed the Company's cash resources and force reorganization or liquidation of the Company under the United States Bankruptcy Code.

     Reserves for debt restructuring and related matters were established in 1990 to cover the estimated cost of consensual non-bankruptcy restructuring and bankruptcy restructuring.









                                23
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1997, 1996 and 1995

NOTE D-INCOME TAXES

  Income tax provisions consisted of the following:

                                 1997          1996          1995
Total provisions              ----------    ----------    ----------
Current:
  Federal                     $        0    $        0    $        0
  State                                0             0             0
                              ----------    ----------    ----------
                              $        0    $        0    $        0
                              ==========    ==========    ==========

      A reconciliation of income tax (benefit) for continuing operations computed at the statutory federal income tax rate to the income tax provision (benefit) follows:

                                1997           1996           1995
Income tax provision
  (benefit) at statutory
  federal income tax rate   $( 299,000)     $( 139,000)     $(  59,000)
Net operating loss
  not utilized                 299,000         139,000          59,000
                            ----------      ----------      ----------
                            $        0      $        0      $        0
                            ==========      ==========      ==========

     At June 30, 1997, the Company had tax loss carryforwards of approximately $7,700,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $9,600,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

NOTE E-COMMITMENTS AND CONTINGENCIES

     The Company leases a 30,000 square foot facility in Burlington, Massachusetts under a lease agreement which expires in June 1998. The lease provides for monthly payments aggregating $100,000 per year plus real estate taxes, utilities and insurance. Rent expense aggregated $100,000 in 1997, 1996 and 1995.






                                24
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1997, 1996 and 1995

NOTE F-STOCKHOLDER'S DEFICIT

Equity Incentive Plan

     On November 16, 1988, the Company's Board of Directors adopted the Semicon, Inc. Equity Incentive Plan ( the "Plan"). The Plan permits the Company to grant a variety of stock and stock-based awards and related benefits to officers and other key employees of the Company and its subsidiaries. The awards and benefits available under the Plan include incentive and nonincentive stock options; restricted and unrestricted shares; rights to receive cash or shares on a deferred basis or based on performance; rights to receive cash or shares with respect to increases in the value of the common stock; rights to receive or purchase convertible securities including a maximum of 50,000 shares of the Company's preferred stock; cash payments sufficient to offset the federal, state and local ordinary income taxes of participants resulting from transactions under the Plan; loans to participants in connection with awards; and other common stock-based awards that meet the requirements of the Plan.

     Subject to adjustment for stock splits and similar events, the total number of shares of common stock originally reserved for issuance under the Plan was 200,000. Awards may be granted under the Plan through November 16, 1998. During the three fiscal years ended June 30, 1997, no shares were issued to employees in connection with the Plan.

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

     The Company suspended the Plan beginning the first quarter of 1991.

Common Stock Reserved

     The following shares of common stock were reserved for issuance at June 30, 1997:

13% Convertible Subordinated Debentures                     194,469
Equity Incentive Plan                                       187,000
Employee Stock Purchase Plan                                 55,298
                                                            -------
                                                            436,767
                                 25                         =======




  SCHEDULE III--PROPERTY, PLANT AND EQUIPMENT
  SEMICON, INC.



                              Balance at                             Other    Balance at
                               Beginning   Additions  Retirements   Changes       End
                               of Period    to Cost    (Deduct)   Add(Deduct)  of Period
                               ----------  ----------  ----------  ----------  ----------

  Year ended June 30, 1997:
    Machinery and equipment  $ 4,051,000 $         0 $   (57,000)$         0 $ 3,994,000
    Leasehold Improvements       130,000           0           0           0     130,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,181,000 $         0 $   (57,000)$         0 $ 4,124,000
                               ==========  ==========  ==========  ==========  ==========
  Year ended June 30, 1996:
    Machinery and equipment  $ 3,965,000 $    86,000 $         0 $         0 $ 4,051,000
    Leasehold Improvements       123,000       7,000           0           0     130,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,088,000 $    93,000 $         0 $         0 $ 4,181,000
                               ==========  ==========  ==========  ==========  ==========

  Year ended June 30, 1995:
    Machinery and equipment  $ 3,965,000 $         0 $         0 $         0 $ 3,965,000
    Leasehold Improvements        75,000      48,000           0           0     123,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,040,000 $    48,000 $         0 $         0 $ 4,088,000
                               ==========  ==========  ==========  ==========  ==========



































  SCHEDULE IV--ACCUMULATED DEPRECIATION, DEPLETION AND AMORITIZATION OF PROPERTY, PLANT AND EQUIPMENT
  SEMICON, INC.

                                          Additions
                              Balance at  Charged to                 Other    Balance at
                               Beginning  Costs and                 Changes       End
                               of Period  Expenses (A)Retirements Add(Deduct)  of Period
                               ----------  ----------  ----------  ----------  ----------
  Year ended June 30, 1997:
    Machinery and equipment  $ 3,963,000 $    24,000 $   (57,000)$         0 $ 3,930,000
    Leasehold Improvements        85,000      23,000           0           0     108,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,048,000 $    47,000 $   (57,000)$         0 $ 4,038,000
                               ==========  ==========  ==========  ==========  ==========

  Year ended June 30, 1996:
    Machinery and equipment  $ 3,948,000 $    15,000 $         0 $         0 $ 3,963,000
    Leasehold Improvements        75,000      10,000           0           0      85,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,023,000 $    25,000 $         0 $         0 $ 4,048,000
                               ==========  ==========  ==========  ==========  ==========

  Year ended June 30, 1995:
    Machinery and equipment  $ 3,935,000 $    13,000 $         0 $         0 $ 3,948,000
    Leasehold Improvements        75,000           0           0           0      75,000
                               ----------  ----------  ----------  ----------  ----------
                             $ 4,010,000 $    13,000 $         0 $         0 $ 4,023,000
                               ==========  ==========  ==========  ==========  ==========





  A= The annual provisions for depreciation have been
       computed using the following estimated ranges
       of useful lives:
         Machinery and equipment    5 years
         Leasehold improvements     5 Years
























  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
  SEMICON, INC.


                                            Charged      Charged
                              Balance at   (Credited)   (Credited)               Balance at
                               Beginning  to Costs and   to Other                  End of
                               of Period    Expenses     Accounts    Deductions    Period
                               ----------  ----------   ----------   ----------   ----------
  Year ended June 30, 1997:
    Allowance for doubtful
      accounts               $    10,000 $          0 $          0 $          0 $    10,000
    Reserve for restructuring
      and environmental costs  1,300,000            0            0        5,000   1,295,000
                               ----------  ----------   ----------   ----------   ----------
                             $ 1,310,000 $          0 $          0 $      5,000 $ 1,305,000
                               ==========  ==========   ==========   ==========   ==========

  Year ended June 30, 1996:
    Allowance for doubtful
      accounts               $    10,000 $     (5,000)$      5,000 $          0 $    10,000
    Allowance for losses
      on discontinued
      operations                 896,000            0     (896,000)           0           0
    Reserve for restructuring
      and environmental costs  1,100,000            0      200,000            0   1,300,000
                               ----------  ----------   ----------   ----------   ----------
                             $ 2,006,000 $     (5,000)$   (691,000)$          0 $ 1,310,000
                               ==========  ==========   ==========   ==========   ==========

  Year ended June 30, 1995:
    Allowance for doubtful
      accounts               $    10,000 $     (4,000)$      4,000 $          0 $    10,000
    Allowance for losses
      on discontinued
      operations                 896,000            0            0            0     896,000
    Reserve for restructuring
      and environmental costs  1,104,000            0       (4,000)           0   1,100,000
                               ----------  ----------   ----------   ----------   ----------
                             $ 2,010,000 $     (4,000)$          0 $          0 $ 2,006,000
                               ==========  ==========   ==========   ==========   ==========























     SCHEDULE VI-SUPPLEMENTARY INCOME STATEMENT INFORMATION
     SEMICON, INC.

                                                     Charged to Costs and Expenses
                                                          Year Ended June 30,
                                                  -------------------------------------

                  Item                              1997          1996          1995
      ----------------------------------------    ----------   ----------    ----------

     Maintenance and repairs                   $    475,000 $     633,000 $     557,000

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








































  ITEM 6-SELECTED FINANCIAL DATA
  SEMICON, INC.




                                                   Year Ended June 30,
                                 ----------------------------------------------------------
                                   1997        1996        1995        1994         1993
                                 ----------  ----------  ----------  ----------  ----------

  Net Sales                    $ 5,138,000 $ 6,627,000 $ 6,158,000 $ 6,703,000 $  5,927,000
  Income (loss) from continuing
    operations before
    extraordinary item            (879,000)   (409,000)   (173,000)    (49,000)  (1,223,000)

  Net income (loss)               (762,000)     (9,000)  1,425,000     227,000     (588,000)

  Total assets                   1,532,000   2,140,000   2,330,000   2,304,000    2,023,000

  Long-term debt, including
    current maturities           1,793,000   1,855,000   1,997,000   3,213,000    3,400,000

  Total debt obligations in default:
    Principal                    2,668,000   2,731,000   3,135,000   4,332,000    4,623,000
    Accrued interest             1,832,000   1,610,000   1,427,000   1,660,000    1,362,000
                                 ---------   ---------   ---------   ---------   ---------
                                 4,500,000   4,341,000   4,562,000   5,992,000    5,985,000

  Income (loss) per share:
    From continuing operations     (.27)       (.12)       (.05)       (.01)       (.37)
    Net income (loss)              (.23)       (.00)        .43         .07        (.18)






























                             EXHIBIT INDEX

     One of the following exhibits is filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. The exhibits marked with an asterisk are filed herewith.

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

     4.2  Mortgage and Indenture and Agreement Among the Town of
Amesbury, Microfab, Inc. and BayBank Middlesex (now known as
BankBoston) as Trustee dated as of January 15, 1981, (Exhibit 4.2 to Amendment No. 1 of Registration Statement No. 2-70364).

     4.3 Bond Purchase Agreement dated as of January 15, 1981, among BayBank Boston N.A. (now known as BankBoston) , the town of Amesbury, Microfab, Inc. and the Company (Exhibit 4.3 to Form 10-K for the year ended June 1987).

     4.4 Agreement dated March 11, 1988, between BayBank Middlesex (now known as BankBoston) and the Company (Exhibit 4.4 to Form 10-K for year ended June 30, 1988).

     10.1 Deferred Compensation Agreement between the Company and Mr. Allard (Exhibit 10.5 to Form 10-K for year ended June 30, 1983).

     10.2  Lease, dated March 31, 1983, between Trustees of N.W.
Building 28 Trust and the Company (Exhibit 10.7 to Form 10-K for the year ended June 30, 1983).

    *10.3 Lease Extension Agreement dated July 1997, to Lease, dated March 31, 1983, between Trustees of N.W. Building 28 Trust and the Company.

     10.4 Severance Agreement dated September 21, 1988, between the Company and Mr. Mahar (Exhibit 10.13 to Form 10-K for the year ended June 30, 1988).

     10.5 Severance Agreement dated September 21, 1988, between the Company and Mr. Allard (Exhibit 10.15 to Form 10-K for the year ended June 30, 1988).

     10.6 Semicon, Inc. Equity Incentive Plan (Exhibit 10.16 to Form 10-K for year ended June 30, 1989).

                               31

     10.7 Semicon, Inc. Employee Stock Purchase Plan (Exhibit 10.11 to Form 10-K for the year ended June 30, 1991).

     22.1 List of subsidiaries (Exhibit 22.1 to Form 10-K for the year ended June 30, 1994.)

   * 27.1 Financial Data Schedule (EDGAR filing with Securities and Exchange Commission only).














































                                32