Form 10-Q
period 1997-09-28
SEMICON INC
filed 1997-11-12
CIK 88922

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549

(Mark One)

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended     September 28, 1997
                               ------------------------------
                                          OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------------------------
Commission file number            0-3286
                       -------------------------------------------
                                   SEMICON, INC.
                       ----------------------------------------------------
                      (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                      04-2242662
        ---------------------          ----------------------
   (State or other jurisdiction of       (I.R.S. Employer
   of incorporation or organization)     Identification No.)

                       10 North Avenue, Burlington, MA 01803
                       -------------------------------------
                      (address of principal executive offices)
                                   (Zip Code)

                                  781-272-9015
                       -------------------------------------
                (Registrant's telephone number, including area code)

                     ------------------------------------------
                 (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes                 No   X
     -------             --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,150,073 shares (at October 31, 1997)


                                     INDEX
                                    FORM 10-Q
                                   SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)


                                                                        Page
             Consolidated Balance Sheet  -  September 28, 1997
                and June 30, 1997.                                       3

             Consolidated Statement of  Operations  -  Quarters ended
                        September 28, 1997 and September 29, 1996        5

             Consolidated Statement of Cash Flows  -  Quarters ended
                        September 28, 1997 and September 29, 1996        6

             Notes to Consolidated Financial Statements  -
                        September 28, 1997.                              7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9


Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                               11



  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET
  ASSETS

                                                                        September 28,  June 30,
                                                                            1997         1997
                                                                        -----------  -----------
  Current assets:
    Cash and cash equivalents                                          $    180,000 $    227,000
    Accounts receivable, less allowances
      of $10,000 ($10,000 at June 30, 1997)                                 538,000      440,000
    Inventories:
      Work-in-process and finished products                                 446,000      507,000
      Raw materials and supplies                                            202,000      242,000
                                                                        -----------  -----------
                                                                            648,000      749,000

    Other current assets                                                     42,000       29,000
                                                                        -----------  -----------
                        Total current assets                              1,408,000    1,445,000





  Property, plant and equipment:
    Machinery and equipment                                               3,994,000    3,994,000
    Leasehold improvements                                                  130,000      130,000
                                                                        -----------  -----------
                                                                          4,124,000    4,124,000

    Less accumulated depreciation
      and amortization                                                    4,048,000    4,038,000
                                                                        -----------  -----------
                                                                             76,000       86,000




  Other assets                                                                    0        1,000
                                                                        -----------  -----------
                                                                       $  1,484,000 $  1,532,000
                                                                        ===========  ===========



  See notes to consolidated financial statements.





  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET - Continued
  LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                        September 28,  June 30,
                                                                            1997         1997
                                                                        -----------  -----------
  Current liabilities:
    Accounts payable and other accrued liabilities                     $    521,000 $    495,000
    Accrued compensation                                                    116,000      119,000
    Accrued interest                                                      1,901,000    1,832,000
    Federal and state income taxes                                           80,000       80,000
    Indebtedness in default                                               2,669,000    2,668,000
    Reserves for restructuring and environmental costs                    1,294,000    1,295,000
                                                                        -----------  -----------
                   Total current liabilities                              6,581,000    6,489,000









  Stockholders' deficit:
    Preferred stock, $1.00 par value
      1,000,000 shares authorized, none issued                                    0            0
    Common stock, $.25 par value,
      10,000,000 shares authorized, 3,304,873
      shares issued                                                         826,000      826,000
    Additional paid-in-capital                                               46,000       46,000
    Accumulated deficit                                                  (5,969,000)  (5,829,000)
                                                                        -----------  -----------
                                                                         (5,097,000)  (4,957,000)
    Less cost of 153,800 shares of Common
      Stock held in treasury (0 shares at
      June 30, 1997)                                                              0            0
                                                                        -----------  -----------
                 Total stockholders' deficit                             (5,097,000)  (4,957,000)
                                                                        -----------  -----------
                                                                       $  1,484,000 $  1,532,000
                                                                        ===========  ===========









  SEMICON, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              QUARTER ENDED
                                                                        September 28,September 29
                                                                            1997         1996
                                                                        -----------  -----------
  Net Sales                                                            $  1,300,000 $  1,332,000

  Costs and expenses:
    Cost of products sold                                                 1,185,000    1,280,000
    Selling, general and adminstrative                                      184,000      236,000
    Interest                                                                 69,000       71,000
    Other (income) expense                                                        0            0
                                                                        -----------  -----------
                                                                          1,438,000    1,587,000
                                                                        -----------  -----------
  Income (loss) before income taxes and
    extraordinary item                                                     (138,000)    (255,000)
  Income taxes                                                                    0            0
                                                                        -----------  -----------
  Income (loss) before extraordinary item                                  (138,000)    (255,000)
  Extraordinary items:
    Gain on purchase of debentures                                                0        9,000
    Gain on debt settlement                                                       0            0
                                                                        -----------  -----------
                                                                                  0        9,000
                                                                        -----------  -----------
  Net income (loss)                                                    $   (138,000)$   (246,000)
                                                                        ===========  ===========


  Income (loss) per share:
    Before extraordinary items                                               ($0.04)      ($0.08)
    Extraordinary items                                                        0.00         0.01
                                                                        -----------  -----------
  Net income (loss) per share                                                ($0.04)      ($0.07)
                                                                        ===========  ===========

  Weighted average number of
    shares outstanding                                                    3,165,000    3,305,000
                                                                        ===========  ===========





  See notes to consolidated financial statements.




  SEMICON, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              QUARTER ENDED
                                                                        September 28,September 29
                                                                            1997         1996
                                                                        -----------  -----------
  Operating activities:
  Net income (loss)                                                    $   (138,000)$   (246,000)
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                                          10,000       11,000
      Provision for bad debts                                                     0            0
      Gain on purchase of debentures                                              0       (9,000)
      Gain on debt settlement                                                     0            0
      Changes in assets and liabilities:
        Accounts receivable                                                 (98,000)     208,000
        Inventory                                                           101,000       64,000
        Other current assets                                                (13,000)      (8,000)
        Accounts payable and accrued expenses                                91,000      (11,000)
        Income taxes payable                                                      0       (4,000)
        Other                                                                     0            0
                                                                        -----------  -----------
          Total adjustments                                                  91,000      251,000
                                                                        -----------  -----------
          Cash provided by (used in)
            operating activities                                            (47,000)       5,000
  Investing activities:
    Capital expenditures                                                          0            0
    Collection of investment income                                               0            0
                                                                        -----------  -----------
          Cash provided by (used in)
            investing actitivies                                                  0            0
  Financing activities:
    Debenture purchases and debt settlement                                       0       (1,000)
    Other                                                                         0            0
                                                                        -----------  -----------
          Cash provided by (used in)
            financing actitivies                                                  0       (1,000)
                                                                        -----------  -----------
          Increase (decrease) in cash
            and cash equivalents                                            (47,000)       4,000
  Cash and cash equivalents
    at beginning of period                                                  227,000      240,000
                                                                        -----------  -----------
          Cash and cash equivalents
            at end of period                                           $    180,000 $    244,000
                                                                        ===========  ===========


  See notes to consolidated financial statements.



SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 28, 1997

NOTE A  --  UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

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

At September 28, 1997, the Company had tax loss carryforwards of approximately $7,800,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $9,700,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  --  Continued

September 28, 1997

NOTE D --  RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

The balance sheet reserves for restructuring and environmental costs included the following:

                            September 28, 1997           June 30, 1997
                           --------------------         ---------------
Environmental matters         $   848,000                  $ 848,000
Debt restructuring
  and related matters             446,000                    447,000
                           --------------------         ----------------
                               $1,294,000                  $1,295,000
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

During the quarter ended September 29, 1996, the Company purchased $5,000 face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $9,000 and resulted in a $9,000 extraordinary gain.

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

The Company faces various environmental issues as described in Note D to the consolidated financial statements. Enforced remedial action on any of these issues could force the Company to liquidate under Chapter 7 of the United States Bankruptcy code .

The Company operates at the forbearance of its creditors. It continues to be in default of debt obligations aggregating $4,570,000 for principal and interest at September 28, 1997. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company has no outside source of financing and does not expect to be able to obtain any such financing.

Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,669,000 at September 28,
1997. However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at September 28, 1997, $4,570,000.


                                                      September 28, 1997
                                                 ----------------------------
                                 June 30, 1990                 Principal and
                                  Principal       Principal   Accrued Interest
                                 --------------  -----------  ----------------

BayBank                           $  795,000     $  696,000     $  800,000

Deferred Compensation
   and Other                         820,000        180,000        180,000

NationsBank                          430,000              0              0

13% Convertible
   Subordinated Debentures         4,125,000      1,793,000      3,590,000
                                 --------------  -----------  ----------------

                                 $ 6,170,000    $ 2,669,000    $ 4,570,000
                                 ===========    ===========    ===========

Settlements to September 28, 1997, have included: purchases of $2,332,000 face amount of debentures for $158,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

The Company has suffered from the effects of a post cold war decrease in the demand for discrete semiconductor products used in military applications. The decrease in demand has resulted in price competition and a shift in sales mix to commercial products where the Company must compete with large, highly automated domestic and foreign manufacturers.

The Company's epoxy encapsulated semiconductor products are no longer able to compete with foreign manufacturers, and, accordingly, the Company will phase out its epoxy product lines during calendar year 1997. Epoxy sales amounted to $22,000 in the quarter ended September 28, 1997 and $182,000 in the quarter ended September 29, 1996. Epoxy line assets with an original book value of approximately $350,000 and a net depreciated value of $0 are being liquidated for $7,500 cash.

The Company's overall liquidity decreased during the quarter ended September 28, 1997. The cash generated from a net reduction of $129,000 in working capital during the period was used to fund operating losses.

During the quarter ended September 28, 1997 the Company purchased 153,800 shares of its $.25 per value share Common Stock for $153.80 ($.001 per share).

At September 28, 1997, the Company had a deficit in stockholders' equity aggregating $5,097,000 and its current liabilities exceeded its current assets by $5,173,000.


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 28, 1997

Net sales decreased 2% or $32,000 from $1,332,000 for the first quarter of fiscal 1997 to $1,300,000 for the first quarter of fiscal 1998. Backlog at September 28, 1997 was $1,449,000 as compared to $1,719,000 the prior year. The book-to-bill ratio for the quarter ended September 28, 1997 was 107% as compared to 85% a year ago.

Gross profit on sales increased from $52,000 for the first quarter of fiscal 1997 to $115,000 for the first quarter of fiscal 1998. Gross margin increased primarily as a result of reductions in overhead costs.

Selling, general and administrative expenses decreased $52,000 to $184,000 for the first quarter of fiscal 1998 from $236,000 for the first quarter of fiscal 1997. The decrease related to decreases in wages and commissions.

Interest expense decreased $2,000 to $69,000 for the first quarter of fiscal 1998 as a result of reductions in outstanding debt.

First quarter results for fiscal 1997 included extraordinary gains aggregating $9,000 from purchases of the Company's 13% Convertible Subordinated Debentures at discounted amounts.




                                      10
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


