Form 10-Q
period 1997-09-28
SEMICON INC
filed 1998-02-11
CIK 88922

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended     December 28, 1997
                               ------------------------------
                                             OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------------------------
Commission file number            0-3286
                      -------------------------------------------
                                      SEMICON, INC.
                        ----------------------------------------
                 (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                              04-2242662
  --------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   of incorporation or organization)               Identification No.)

               10 North Avenue, Burlington, MA              01803
              ----------------------------------------------------
             (address of principal executive offices)    (Zip Code)

                                 781-272-9015
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

       ------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes                 No   X
                           -------             --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,148,763 shares (at January 31, 1998)

                                     INDEX
                                   FORM 10-Q
                                 SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)
                                                                       Page
    Consolidated Balance Sheet  -  December 28, 1997
       and June 30, 1997.                                               3

    Consolidated Statement of  Operations  -  Quarters ended
       December 28, 1997 and December 29, 1996 and six months ended
       December 28, 1997 and December 29, 1996.                         5

    Consolidated Statement of Cash Flows  -  Quarters ended
       December 28, 1997 and December 29, 1996 and six months ended
       December 28, 1997 and December 29, 1996.                         6

    Notes to Consolidated Financial Statements  -
       December 28, 1997.                                               7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9

Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                              12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SEMICON, INC.
CONSOLIDATED BALANCE SHEET
ASSETS

                                                                      December 28,   June 30,
                                                                          1997         1997
                                                                      -----------  -----------
Current assets:
  Cash and cash equivalents                                          $    202,000 $    227,000
  Accounts receivable, less allowances
    of $10,000 ($10,000 at June 30, 1997)                                 381,000      440,000
  Inventories:
    Work-in-process and finished products                                 395,000      507,000
    Raw materials and supplies                                            155,000      242,000
                                                                      -----------  -----------
                                                                          550,000      749,000

  Other current assets                                                     31,000       29,000
                                                                      -----------  -----------
                      Total current assets                              1,164,000    1,445,000





Property, plant and equipment:
  Machinery and equipment                                               3,602,000    3,994,000
  Leasehold improvements                                                  130,000      130,000
                                                                      -----------  -----------
                                                                        3,732,000    4,124,000

  Less accumulated depreciation
    and amortization                                                    3,666,000    4,038,000
                                                                      -----------  -----------
                                                                           66,000       86,000




Other assets                                                                    0        1,000
                                                                      -----------  -----------
                                                                     $  1,230,000 $  1,532,000
                                                                      ===========  ===========



See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED BALANCE SHEET - Continued
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                      December 28,   June 30,
                                                                          1997         1997
                                                                      -----------  -----------
Current liabilities:
  Accounts payable and other accrued liabilities                     $    397,000 $    495,000
  Accrued compensation                                                    129,000      119,000
  Accrued interest                                                      1,898,000    1,832,000
  Federal and state income taxes                                           77,000       80,000
  Indebtedness in default                                               2,599,000    2,668,000
  Reserves for restructuring and environmental costs                    1,294,000    1,295,000
                                                                      -----------  -----------
                 Total current liabilities                              6,394,000    6,489,000









Stockholders' deficit:
  Preferred stock, $1.00 par value
    1,000,000 shares authorized, none issued                                    0            0
  Common stock, $.25 par value,
    10,000,000 shares authorized, 3,304,873
    shares issued                                                         826,000      826,000
  Additional paid-in-capital                                               46,000       46,000
  Accumulated deficit                                                  (6,036,000)  (5,829,000)
                                                                      -----------  -----------
                                                                       (5,164,000)  (4,957,000)
  Less cost of 156,110 shares of Common
    Stock held in treasury (0 shares at
    June 30, 1997)                                                              0            0
                                                                      -----------  -----------
               Total stockholders' deficit                             (5,164,000)  (4,957,000)
                                                                      -----------  -----------
                                                                     $  1,230,000 $  1,532,000
                                                                      ===========  ===========



SEMICON, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                  QUARTER ENDED            SIX MONTHS ENDED
                                            December 28, December 29, December 28, December 29,
                                                1997         1996         1997         1996
                                            -----------  -----------  -----------  -----------
Net Sales                                  $  1,182,000 $  1,123,000 $  2,482,000 $  2,455,000

Costs and expenses:
  Cost of products sold                       1,160,000    1,092,000    2,345,000    2,372,000
  Selling, general and administrative            173,000      209,000      357,000      445,000
  Interest                                       69,000       70,000      138,000      141,000
  Other (income) expense                        (14,000)           0      (14,000)           0
                                            -----------  -----------  -----------  -----------
                                              1,388,000    1,371,000    2,826,000    2,958,000
                                            -----------  -----------  -----------  -----------
Income (loss) before income taxes and
  extraordinary item                           (206,000)    (248,000)    (344,000)    (503,000)
Income taxes                                          0            0            0            0
                                            -----------  -----------  -----------  -----------
Income (loss) before extraordinary item        (206,000)    (248,000)    (344,000)    (503,000)
Extraordinary items:
  Gain on purchase of debentures                138,000       74,000      138,000       83,000
  Gain on debt settlement                             0            0            0            0
                                            -----------  -----------  -----------  -----------
                                                138,000       74,000      138,000       83,000
                                            -----------  -----------  -----------  -----------
Net income (loss)                          $    (68,000)$   (174,000)$   (206,000)$   (420,000)
                                            ===========  ===========  ===========  ===========


Income (loss) per share:
  Before extraordinary items                     ($0.07)      ($0.07)      ($0.11)      ($0.16)
  Extraordinary items                              0.05         0.02         0.04         0.03
                                            -----------  -----------  -----------  -----------
Net income (loss) per share                      ($0.02)      ($0.05)      ($0.07)      ($0.13)
                                            ===========  ===========  ===========  ===========

Weighted average number of
  shares outstanding                          3,151,000    3,305,000    3,158,000    3,305,000
                                            ===========  ===========  ===========  ===========





See notes to consolidated financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  QUARTER ENDED            SIX MONTHS ENDED
                                            December 28, December 29, December 28, December 29,
                                                1997         1996         1997         1996
                                            -----------  -----------  -----------  -----------
Operating activities:
Net income (loss)                          $    (68,000)$   (174,000)$   (206,000)$   (420,000)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                10,000       11,000       20,000       22,000
    Provision for bad debts                           0            0            0            0
    Gain on purchase of debentures             (138,000)     (74,000)    (138,000)     (83,000)
    Gain on debt settlement                           0            0            0            0
    Changes in assets and liabilities:
      Accounts receivable                       157,000      138,000       59,000      346,000
      Inventory                                  98,000        5,000      199,000       69,000
      Other current assets                       11,000       16,000       (2,000)       8,000
      Accounts payable and accrued expenses     (45,000)      39,000       46,000       28,000
      Income taxes payable                       (2,000)      (1,000)      (2,000)      (5,000)
      Other                                           0            0            0            0
                                            -----------  -----------  -----------  -----------
        Total adjustments                        91,000      134,000      182,000      385,000
                                            -----------  -----------  -----------  -----------
        Cash provided by (used in)
          operating activities                   23,000      (40,000)     (24,000)     (35,000)
Investing activities:
  Capital expenditures                                0            0            0            0
  Collection of investment income                     0            0            0            0
                                            -----------  -----------  -----------  -----------
        Cash provided by (used in)
          investing activities                        0            0            0            0
Financing activities:
  Debenture purchases and debt settlement        (1,000)      (2,000)      (1,000)      (3,000)
  Other                                               0            0            0            0
                                            -----------  -----------  -----------  -----------
        Cash provided by (used in)
          financing activities                   (1,000)      (2,000)      (1,000)      (3,000)
                                            -----------  -----------  -----------  -----------
        Increase (decrease) in cash
          and cash equivalents                   22,000      (42,000)     (25,000)     (38,000)
Cash and cash equivalents
  at beginning of period                        180,000      244,000      227,000      240,000
                                            -----------  -----------  -----------  -----------
        Cash and cash equivalents
          at end of period                 $    202,000 $    202,000 $    202,000 $    202,000
                                            ===========  ===========  ===========  ===========


See notes to consolidated financial statements.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)

December 28, 1997

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

Net income (loss) per share ("Basic") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Net income per share with dilution results from dividing net income by the weighted average number of common shares outstanding plus dilutive shares from the assumed exercise of outstanding stock options and the assumed conversion of 13% Convertible Subordinated Debentures when their effect is dilutive. If the effect of the assumed conversion of 13% Convertible Subordinated Debentures is dilutive, net income used to calculate earnings per share is increased to include the after tax effect of debenture interest assumed to be forgone.

NOTE C  --  INCOME TAXES

At December 28, 1997, the Company had tax loss carryforwards of approximately $7,700,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $9,900,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)  --  Continued

December 28, 1997

NOTE D --  RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

The balance sheet reserves for restructuring and environmental costs included the following:

                                 December 28, 1997                June 30, 1997
                                -----------------------------------------------
Environmental matters               $   848,000                     $ 848,000

Debt restructuring
   and related matters                  446,000                       447,000
                                -----------------------------------------------
                                     $1,294,000                     $1,295,000
                                     ==========                     ==========

Reserves for environmental matters were originally established in 1990 to cover
(1) the estimated cost of remediation of an environmental matter at the Company's Burlington, Massachusetts facility, (2) a $200,000 potentially responsible party group settlement contingent liability associated with the Company's Burlington, Massachusetts facility to be paid when the Company's net worth exceeds $1,000,000 and (3) a potential liability associated with an environmental matter at a former subsidiary operation. The Company has agreed to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000 by November 1999. In September 1996, the Company filed a "financial inability" not ice with the Commonwealth of Massachusetts indicating that it cannot afford to pay the cost of remediation. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. Separately, NW Building 37 Company has initiated investigations and other response actions at the site. Semicon does not know if any financial cost for the NW Building Company actions will accrue to Semicon. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded the Company pay 10.8% of the $20,000,000 to 25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. Comprehensive remediation would exceed the Company's cash resources and force liquidation of the Company under the United States Bankruptcy Code.

Reserves for debt restructuring and related matters were established in 1990 to cover the estimated cost of consensual non-bankruptcy restructuring and bankruptcy restructuring.

NOTE E  --  EXTRAORDINARY GAINS

During the quarter ended December 28, 1997, the Company purchased $70,000 ($40,000 in the fiscal 1997 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $142,000 ($76,000 i n the fiscal 1997 quarter) and resulted in a $138,000 ($74,000 in the fiscal 1997 quarter) extraordinary gain.

During the first six months of fiscal 1998, the Company purchased $70,000 ($45,000 in the fiscal 1997 period) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $142,000 ($86,000 in the fiscal 1997 period) and resulted in a $138,000 ($83,000 in the fiscal 1997 period) extraordinary gain.


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

The Company operates at the forbearance of its creditors. It continues to be in default of debt obligations aggregating $4,497,000 for principal and interest at December 28, 1997. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company has no outside source of financing and does not expect to be able to obtain any such financing.

Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,599,000 at December 28, 1997. However,
during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at December 28, 1997, $4,497,000.


                                                   December 28, 1997
                         June 30, 1990   ---------------------------------------

                                                              Principal and
                          Principal          Principal       Accrued Interest
                      -----------------  ---------------------------------------
BayBank                 $     795,000      $     696,000     $     811,000

Deferred Compensation
   and Other                  820,000            180,000           180,000

NationsBank                   430,000                  0                 0

13% Convertible
   Subordinated Debentures  4,125,000          1,723,000         3,506,000
                       ----------------       ------------------------------
                          $ 6,170,000        $ 2,599,000       $ 4,497,000
                       ================       ==========        ==========

Settlements to December 28, 1997, have included: purchases of $2,402,000 face amount of debentures for $163,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

The Company has suffered from the effects of a post cold war decrease in the demand for discrete semiconductor products used in military applications.

The Company's epoxy encapsulated semiconductor products were no longer able to compete with foreign manufacturers, and, accordingly, the Company phased out its epoxy product lines during calendar year 1997. Epoxy product sales amounted to $36,000 in the six months ended December 28, 1997 and $245,000 in the six months ended December 29, 1996. Epoxy line assets with an original book value of approximately $392,000 and a net depreciated value of $0 were liquidated for $13,000 cash. The gain was included in other income.

The Company's overall liquidity decreased during the quarter ended December 28, 1997. The cash generated from a net reduction of $57,000 in working capital during the period was used to fund operating losses.

During the six months ended December 28, 1997 the Company purchased 156,110 shares of its $.25 per value share Common Stock for $156.11 ($.001 per share).

At December 28, 1997, the Company had a deficit in stockholders' equity aggregating $5,164,000 and its current liabilities exceeded its current assets by $5,230,000.


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 28, 1997

Net sales increased 5% or $59,000 from $1,123,000 for the second quarter of fiscal 1997 to $1,182,000 for the second quarter of fiscal 1998. Backlog at December 28, 1997 was $1,241,000 as compared to $2,040,000 the prior year. The book-to-bill ratio for the quarter ended December 28, 1997 was 84% as compared to 127% a year ago.

Gross profit on sales decreased from $31,000 for the second quarter of fiscal 1997 to $22,000 for the second quarter of fiscal 1998. Gross margin decreased primarily as a result of increased material costs from poor manufacturing yields.

Selling, general and administrative expenses decreased $36,000 to $173,000 for the second quarter of fiscal 1998 from $209,000 for the second quarter of fiscal 1997. The decrease related to decreases in executive wages and sales representative commissions.

Interest expense decreased $1,000 to $69,000 for the second quarter of fiscal 1998 as a result of reductions in outstanding debt.

Second quarter results for fiscal 1998 included extraordinary gains aggregating $138,000 ($74,000 in the fiscal 1997 second quarter) from purchases of the Company's 13% Convertible Subordinated Debentures at discounted amounts.

SIX MONTHS ENDED DECEMBER 28, 1997

Net sales increased 1% or $27,000 from $2,445,000 for the first six months of fiscal 1997 to $2,482,000 for the first six months of fiscal 1998.

Gross profit on sales increased from $83,000 for the first six months of fiscal 1997 to $137,000 for the first six months of fiscal 1998. Gross margin increased primarily as a result of reductions in overhead costs.

Selling, general and administrative expenses decreased $88,000 to $357,000 for the first six months of fiscal 1998 from $445,000 for the first six months of fiscal 1997. The decrease related to decreases in wages and sales commissions.

Interest expense decreased $3,000 to $138,000 for the first six months of fiscal 1998 as a result of reductions in outstanding debt.

First six months results for fiscal 1998 included extraordinary gains aggregating $138,000 ($83,000 in the first six months of fiscal 1997) from the purchase of the Company's 13% Convertible Subordinated Debentures at discounted amounts.

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