Form 10-Q
period 1998-03-29
SEMICON INC
filed 1998-05-13
CIK 88922

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 29, 1998
                               ------------------------------
                                            OR

  ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------------------------------------
Commission file number                    0-3286
                               ------------------------------------------
                                       SEMICON, INC.
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

             MASSACHUSETTS                            04-2242662
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

       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes                 No   X
     -------             --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,139,898 shares (at April 30, 1998)

                                     INDEX
                                   FORM 10-Q
                                  SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

                                                                        Page
          Consolidated Balance Sheet  -  March 29, 1998
             and June 30, 1997.                                          3

          Consolidated Statement of  Operations  -  Quarters ended
             March 29, 1998 and March 30, 1997 and nine                  5
             months ended March 29, 1998 and March 30, 1997.

          Consolidated Statement of Cash Flows  -  Quarters ended
             March 29, 1998 and March 30, 1997 and nine                  6
             months ended March 29, 1998 and March 30, 1997.

          Notes to Consolidated Financial Statements  -
             March 29, 1998.                                             7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               10


Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                               12


  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET
  ASSETS

                                                                         March 29,     June 30,
                                                                            1998         1997
                                                                        -----------  -----------
  Current assets:
    Cash and cash equivalents                                           $   179,000  $   227,000
    Accounts receivable, less allowances
      of $10,000 ($10,000 at June 30, 1997)                                 503,000      440,000
    Inventories:
      Work-in-process and finished products                                 386,000      507,000
      Raw materials and supplies                                            180,000      242,000
                                                                        -----------  -----------
                                                                            566,000      749,000

    Other current assets                                                     59,000       29,000
                                                                        -----------  -----------
                        Total current assets                              1,307,000    1,445,000





  Property, plant and equipment:
    Machinery and equipment                                               3,602,000    3,994,000
    Leasehold improvements                                                  130,000      130,000
                                                                        -----------  -----------
                                                                          3,732,000    4,124,000

    Less accumulated depreciation
      and amortization                                                    3,676,000    4,038,000
                                                                        -----------  -----------
                                                                             56,000       86,000




  Other assets                                                                    0        1,000
                                                                        -----------  -----------
                                                                       $  1,363,000 $  1,532,000
                                                                        ===========  ===========



  See notes to consolidated financial statements.


  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET - Continued
  LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                         March 29,     June 30,
                                                                            1998         1997
                                                                        -----------  -----------
  Current liabilities:
    Accounts payable and other accrued liabilities                     $    579,000 $    495,000
    Accrued compensation                                                    153,000      119,000
    Accrued interest                                                      1,947,000    1,832,000
    Federal and state income taxes                                           75,000       80,000
    Indebtedness in default                                               2,583,000    2,668,000
    Reserves for restructuring and environmental costs                    1,294,000    1,295,000
                                                                        -----------  -----------
                   Total current liabilities                              6,631,000    6,489,000









  Stockholders' deficit:
    Preferred stock, $1.00 par value
      1,000,000 shares authorized, none issued                                    0            0
    Common stock, $.25 par value,
      10,000,000 shares authorized, 3,304,873
      shares issued                                                         826,000      826,000
    Additional paid-in-capital                                               46,000       46,000
    Accumulated deficit                                                  (6,140,000)  (5,829,000)
                                                                        -----------  -----------
                                                                         (5,268,000)  (4,957,000)
    Less cost of 164,975 shares of Common
      Stock held in treasury (0 shares at
      June 30, 1997)                                                              0            0
                                                                        -----------  -----------
                 Total stockholders' deficit                             (5,268,000)  (4,957,000)
                                                                        -----------  -----------
                                                                       $  1,363,000 $  1,532,000
                                                                        ===========  ===========






  SEMICON, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS



                                                    QUARTER ENDED           NINE MONTHS ENDED
                                               March 29,    March 30,    March 29,    March 30,
                                                  1998         1997         1998         1997
                                              -----------  -----------  -----------  -----------
  Net Sales                                  $  1,260,000 $  1,393,000 $  3,742,000 $  3,848,000

  Costs and expenses:
    Cost of products sold                       1,169,000    1,358,000    3,514,000    3,730,000
    Selling, general and administrative            163,000      216,000      520,000      661,000
    Interest                                       65,000       72,000      203,000      213,000
    Other (income) expense                              0            0      (14,000)           0
                                              -----------  -----------  -----------  -----------
                                                1,397,000    1,646,000    4,223,000    4,604,000
                                              -----------  -----------  -----------  -----------
  Income (loss) before income taxes and
    extraordinary item                           (137,000)    (253,000)    (481,000)    (756,000)
  Income taxes                                          0            0            0            0
                                              -----------  -----------  -----------  -----------
  Income (loss) before extraordinary item        (137,000)    (253,000)    (481,000)    (756,000)
  Extraordinary items:
    Gain on purchase of debentures                 32,000       20,000      170,000      103,000
    Gain on debt settlement                             0            0            0            0
                                              -----------  -----------  -----------  -----------
                                                   32,000       20,000      170,000      103,000
                                              -----------  -----------  -----------  -----------
  Net income (loss)                          $   (105,000)$   (233,000)$   (311,000)$   (653,000)
                                              ===========  ===========  ===========  ===========


  Income (loss) per share:
    Before extraordinary items                     ($0.04)      ($0.07)      ($0.15)      ($0.23)
    Extraordinary items                              0.01         0.00         0.05         0.03
                                              -----------  -----------  -----------  -----------
  Net income (loss) per share                      ($0.03)      ($0.07)      ($0.10)      ($0.20)
                                              ===========  ===========  ===========  ===========

  Weighted average number of
    shares outstanding                          3,147,000    3,305,000    3,155,000    3,305,000
                                              ===========  ===========  ===========  ===========





  See notes to consolidated financial statements.


  SEMICON, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    QUARTER ENDED           NINE MONTHS ENDED
                                               March 29,    March 30,    March 29,    March 30,
                                                  1998         1997         1998         1997
                                              -----------  -----------  -----------  -----------
  Operating activities:
  Net income (loss)                          $   (105,000)$   (233,000)$   (311,000)$   (653,000)
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                10,000       11,000       30,000       33,000
      Provision for bad debts                           0            0            0            0
      Gain on purchase of debentures              (32,000)     (20,000)    (170,000)    (103,000)
      Gain on debt settlement                           0            0            0            0
      Changes in assets and liabilities:
        Accounts receivable                      (122,000)     (48,000)     (63,000)     298,000
        Inventory                                 (16,000)      85,000      183,000      154,000
        Other current assets                      (28,000)      14,000      (30,000)      22,000
        Accounts payable and accrued expenses     275,000      109,000      321,000      137,000
        Income taxes payable                       (3,000)      (2,000)      (5,000)      (7,000)
        Other                                           0            0            0            0
                                              -----------  -----------  -----------  -----------
          Total adjustments                        84,000      149,000      266,000      534,000
                                              -----------  -----------  -----------  -----------
          Cash provided by (used in)
            operating activities                  (21,000)     (84,000)     (45,000)    (119,000)
  Investing activities:
    Capital expenditures                                0            0            0            0
    Collection of investment income                     0            0            0            0
                                              -----------  -----------  -----------  -----------
          Cash provided by (used in)
            investing activities                        0            0            0            0
  Financing activities:
    Debenture purchases and debt settlement        (4,000)      (1,000)      (5,000)      (4,000)
    Other                                           2,000            0        2,000            0
                                              -----------  -----------  -----------  -----------
          Cash provided by (used in)
            financing activities                   (2,000)      (1,000)      (3,000)      (4,000)
                                              -----------  -----------  -----------  -----------
          Increase (decrease) in cash
            and cash equivalents                  (23,000)     (85,000)     (48,000)    (123,000)
  Cash and cash equivalents
    at beginning of period                        202,000      202,000      227,000      240,000
                                              -----------  -----------  -----------  -----------
          Cash and cash equivalents
            at end of period                 $    179,000 $    117,000 $    179,000 $    117,000
                                              ===========  ===========  ===========  ===========


  See notes to consolidated financial statements.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 1998

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

The financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company may not be able to continue its operations because it is experiencing losses, negative working capital, and a stockholders' deficit with various debt defaults. The Company's plans at this time are focused on restructuring its debt, stabilizing operating results and providing cash flow. Management believes there is more potential value for creditors and stockholders in continuing to operate the Company and attempting to restructure debt than there is in bankruptcy and bankruptcy liquidation. For example, management believes inventories carried at their on going operating value in the financial statements would be worth only $49,000 scrap value in a bankruptcy liquidation.

During fiscal 1998 the Company liquidated its epoxy product line and machine shop assets for $25,000 cash.

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

SEMICON, INC. AND SUBSIDIARIES

March 29, 1998

NOTE C  --  INCOME TAXES

At March 29, 1998, the Company had tax loss carryforwards of approximately $8,000,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $9,900,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

NOTE D --  RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

The balance sheet reserves for restructuring and environmental costs included the following:

                                      March 29, 1998          June 30, 1997
                                    ------------------      -----------------
Environmental matters                  $   848,000            $   848,000
Debt restructuring
   and related matters                     446,000                447,000
                                       -----------            -----------
                                       $ 1,294,000            $ 1,295,000
                                       ===========            ===========

Reserves for environmental matters were originally established in 1990 to cover
(1) the estimated cost of remediation of an environmental matter at the Company's Burlington, Massachusetts facility, (2) a $200,000 potentially responsible party group settlement contingent liability associated with the Company's Burlington, Massachusetts facility to be paid when the Company's net worth exceeds $1,000,000 and (3) a potential liability associated with an environmental matter at a former subsidiary operation. The Company has agreed to remediate by November 1999 environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost $350,000 to $600,000. In September 1996, the Company filed a "financial inability" notice with the Commonwealth of Massachusetts indicating that it cannot afford to pay the cost of remediation. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. Separately, NW Building 37 Company has initiated investigations and other response actions at the site. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded the Company pay 10.8% of the $20,000,000 to 25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. Comprehensive remediation would exceed the Company's cash resources and force liquidation of the Company under the United States Bankruptcy Code.

Reserves for debt restructuring and related matters were established in 1990 to cover the estimated cost of consensual non-bankruptcy restructuring and bankruptcy restructuring.

NOTE E  --  EXTRAORDINARY GAINS

During the quarter ended March 29, 1998, the Company purchased $16,000 ($11,000 in the fiscal 1997 quarter) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $33,000 ($21,000 in the fiscal 1997 quarter) and resulted in a $32,000 ($20,000 in the fiscal 1997 quarter) extraordinary gain.

During the first nine months of fiscal 1998, the Company purchased $86,000 ($56,000 in the fiscal 1997 period) face amount of its 13% Convertible Subordinated Debentures. The purchases reduced indebtedness and accrued interest by $175,000 ($96,000 i n the fiscal 1997 period) and resulted in a $170,000 ($103,000 in the fiscal 1997 period) extraordinary gain.














                                       9
ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

The Company continues to operate because management believes an operating company offers more potential value for creditors and stockholders than bankruptcy and bankruptcy liquidation. Management's focus remains on restructuring debt, stabilizing operating results and providing positive cash flow. Management's efforts to date have been unsuccessful as evidenced by the continued deterioration of the Company's financial condition and liquidity. The Company continues to generate operating losses and its cash flow is negative.

The Company faces various environmental issues as described in Note D to the consolidated financial statements. Enforced remedial action on any of these issues will force the Company to liquidate under Chapter 7 of the United States Bankruptcy code.

The Company operates at the forbearance of its creditors. It continues to be in default of debt obligations aggregating $4,530,000 for principal and interest at March 29, 1998. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company has no outside source of financing and does not expect to be able to obtain any such financing.

Customer insecurity about the Company's financial condition continues. The foregoing factors and the Company's operating losses make the Company's financial condition precarious.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,583,000 at March 29, 1998.
However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default $4,530,000 at March 29, 1998.


                                                 March 29, 1998
                                       -----------------------------------
                        June 30, 1990                    Principal and
                         Principal        Principal     Accrued Interest
                      ----------------- -------------  -------------------

BayBank                    $   795,000     $   696,000      $   821,000

Deferred Compensation
   and Other                   820,000         180,000          180,000

NationsBank                    430,000               0                0

13% Convertible
   Subordinated Debentures   4,125,000       1,707,000        3,529,000
                           -------------   -------------    -------------
                           $ 6,170,000     $ 2,583,000      $ 4,530,000
                           =============   =============    =============


                                       10


Settlements to December 28, 1997 have included: purchases of $2,418,000 face amount of debentures for $164,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990 to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

The Company has suffered from the effects of a post cold war decrease in the demand for discrete semiconductor products used in military applications.

The Company's epoxy encapsulated semiconductor products were no longer able to compete with foreign manufacturers, and, accordingly, the Company phased out it's epoxy product lines during calendar year 1997. Epoxy product sales amounted to $36,000 in the six months ended December 28, 1997 and $245,000 in the six months ended December 29, 1996. Epoxy line assets with an original book value of approximately $392,000 and a net depreciated value of $0 were liquidated for $13,000 cash in the quarter ended December 28, 1997, and the resulting gain was included in other income.

The Company's overall liquidity decreased during the nine months ended March 29, 1998. The cash generated from a net reduction of $280,000 in working capital during the period was used to fund operating losses.

During the nine months ended March 29, 1998 the Company purchased 164,975 shares of its $.25 per value share Common Stock for $164.98 ($.001 per share).

At March 29, 1998, the Company had a deficit in stockholders' equity aggregating $5,268,000 and it's current liabilities exceeded its current assets by $5,324,000.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 29, 1998

Net sales decreased 10% or $133,000 from $1,393,000 for the third quarter of fiscal 1997 to $1,260,000 for the third quarter of fiscal 1998. Backlog at March 29, 1998 was $1,517,000 as compared to $1,803,000 the prior year. The book-to-bill ratio f or the quarter ended March 29, 1998 was 124% as compared to 82% a year ago.

Gross profit on sales increased from $35,000 for the third quarter of fiscal 1997 to $91,000 for the third quarter of fiscal 1998. Gross margin increased primarily as a result of decreased manufacturing overhead costs.

Selling, general and administrative expenses decreased $53,000 to $163,000 for the third quarter of fiscal 1998 from $216,000 for the third quarter of fiscal 1997. The decrease related to decreases in executive wages and sales representative commissions.

Interest expense decreased $7,000 to $65,000 for the third quarter of fiscal 1998 as a result of reductions in outstanding debt.

Third quarter results for fiscal 1998 included extraordinary gains aggregating $32,000 ($20,000 in the fiscal 1997 third quarter) from purchases of the Company's 13% Convertible Subordinated Debentures at discounted amounts.



                                       11


NINE MONTHS ENDED MARCH 29, 1998

Net sales decreased 3% or $106,000 from $3,848,000 for the first nine months of fiscal 1997 to $3,742,000 for the first nine months of fiscal 1998.

Gross profit on sales increased from $118,000 for the first nine months of fiscal 1997 to $228,000 for the first nine months of fiscal 1998. Gross margin increased primarily as a result of reductions in manufacturing overhead costs.

Selling, general and administrative expenses decreased $141,000 to $520,000 for the first nine months of fiscal 1998 from $661,000 for the first nine months of fiscal 1997. The decrease related to decreases in wages and sales commissions.

Interest expense decreased $10,000 to $203,000 for the first nine months of fiscal 1998 as a result of reductions in outstanding debt.

First nine months results for fiscal 1998 included extraordinary gains aggregating $170,000 ($103,000 in the first nine months of fiscal 1997) from the purchase of the Company's 13% Convertible Subordinated Debentures at discounted amounts.






                                       12


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