Form 10-K
period 1998-06-30
SEMICON INC
filed 1998-09-25
CIK 88922

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
   (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended       JUNE 30, 1998
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
 (Address of principal executive                  (Zip Codes)
 offices)
          Registrant's telephone number, including area code:
                       (781) 272-9015
   Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange
      Title of each class                    which registered
            None                                 None
   Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.25 par value
                           (Title of Class)

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
     The aggregate market value of voting stock held by nonaffiliates of the registrant as of August 31, 1998 was $59,000.

     The number of shares of common stock outstanding as of August 31, 1998 was 3,139,698.

                  DOCUMENTS INCORPORATED BY REFERENCE
None.
                                 PART I

Item 1.  Business

     General: Semicon, Inc. (the "Company") was founded in 1958. Through its subsidiary, Semicon Components, Inc., the Company is engaged in the manufacture and sale of discrete semiconductors. Discrete semiconductors are used in electronic products to convert alternating to direct current, to control the direction of current flow, to regulate voltages and to protect sensitive circuitry from line surges and transient voltage spikes.

     Products: The Company's products include rectifiers, zener diodes, transient voltage suppressors and unique assemblies used primarily in high reliability military-aerospace, telecommunications and commercial applications. Most of the Company's products are catalog items made to United States government and industry specifications. The Company also sells unique assemblies designed and assembled for specific circuitry needs of particular customers.

     Sales and Marketing: Approximately 52% of the Company's sales are made to five franchised distributors. The remainder of the Company's sales are to original equipment manufacturers ("OEM") and distributors who are not franchised. OEM sales are made by Company employees and one independent sales representative organization. In the past fiscal year, the Company sold semiconductors to 70 customers at 91 locations. During that period Zeus Electronics, Micro Device Electronics, ACI Electronics and Universal Semiconductor, Inc. accounted for 20%, 17%, 14% and 12% of sales, respectively. Approximately 72% of fiscal 1998 sales were military/defense products and the remainder were industrial/commercial products. Changes in United States defense appropriations and procurement policies, and changes in the Department of Defense Qualified Product List and product specifications could adversely affect the Company's sale of military/defense products.

     Competition: Microsemi Corp. is the dominant competitor in the military-aerospace market served by the Company. Microsemi Corp. offers a significantly broader range of semiconductor products than the Company. The Company is the only alternative source to Microsemi for eleven series of military devices. Semtech Corporation also competes with the Company on several series of military devices. All of the Company's competitors are larger and have greater resources than the Company.

     Competition in discrete semiconductor sales is a function of price, quality, breadth of product offerings and service (primarily delivery). Due to technological innovation, domestic and off-shore competition and decreased demand for military products, discrete semiconductors have been subject to decreasing prices for many years.




                                   2
     Backlog: Backlog, believed to be firm, totaled approximately $1,040,000 and $1,145,000 as of August 31, 1998 and 1997, respectively.
Substantially all of the 1998 amount could be expected to be shipped within a year. Backlog has no seasonal aspects and is subject to cancellation and rescheduling, in most cases without penalty.

     Research and Development: Research and development costs are not separately accounted for but management estimates that during each of the fiscal years ended June 30, 1998, 1997 and 1996 less than $200,000 was spent on Company-sponsored activities relating to the improvement of existing products and development of new products.

     Raw Materials: Historically, raw materials essential to satisfy the precise requirements of the military specifications for products which represented approximately 72% of the Company's sales have been available in adequate quantities at competitive prices. However, changes in government specification, raw material availability or increased cost of raw materials could have an adverse impact on Company operations.

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

Employees:  As of August 31, 1998, the Company had 43 employees.

Item 2.  Properties

     The Company conducts its operations in approximately 30,000 square feet in a leased building located in Burlington, Massachusetts (with a lease expiring in June 1999).

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

                       Fiscal 1998                Fiscal 1997
                      -------------               ------------
                  High Bid     Low Ask         High Bid      Low Ask
First Quarter $.001 to $.001 $.05 to $.05   $.01 to $.01  $.05 to $.05
Second Quarter .001 to  .001  .05 to  .05    .01 to  .01   .05 to  .05
Third Quarter  .001 to  .001  .05 to  .05   .001 to  .01   .05 to  .05
Fourth Quarter .001 to  .001  .03 to  .05   .001 to .001   .05 to  .05

     The approximate number of stockholders of record at August 31, 1998, was 452.

     The Company has paid no cash dividends to date. The Company's indenture relating to its 13% Convertible Subordinated Debentures and a guarantee agreement relating to industrial revenue bonds payable to BankBoston contain limitations on the payment of cash dividends. At August 31, 1998, under these limitations, the Company was prohibited from paying any dividends.

Item 6.  Selected Financial Data

     For selected financial data for the five years ended June 30, 1998, see Part IV of this Report, page 30, incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in connection with the consolidated financial statements, the notes to the consolidated financial statements and the five-year summary of selected financial data.

Financial Condition

Liquidity and Sources of Capital

     The Company continues to operate because management believes the "in use value" of assets offers more potential value to creditors than the bankruptcy "liquidation value" of assets. Management will focus on selling assets and settling debts.


                                   4
     The Company faces various environmental issues as described in Note C to the consolidated financial statements. Enforced remedial action on any of these issues could force the Company to liquidate under Chapter 7 of the United States Bankruptcy code.

     The Company operates at the forebearance of its creditors. It continues to be in default of debt obligations aggregating $4,555,000 for principal and interest at June 30, 1998. The defaults exist because of nonpayment of principal and accrued interest for periods extending back to July 1990.

     The Company has no outside source of financing and does not expect to be able to obtain any such financing.

     Customer insecurity about the Company's financial condition continues. The foregoing factors, the Company's operating losses and negative cash flow make the Company's financial condition precarious.

     The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,564,000 at June 30, 1998. However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at June 30, 1998, $4,555,000.
                              June 30,          June 30, 1998
                               1990                    Principal and
                             Principal     Principal   Accrued Interest
                           --------------------------------------------
BankBoston                $  795,000    $  696,000      $  831,000

Deferred Compensation
 and Other                   820,000       180,000         180,000

NationsBank                  430,000             0               0

13% Convertible
 Subordinated Debentures   4,125,000     1,688,000       3,544,000
                          -----------   ----------      ----------
                          $6,170,000    $2,564,000      $4,555,000
                          ===========   ==========      ==========

     Settlements to June 30, 1998, have included: purchases of $2,437,000 face amount of debentures for $165,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

     The Company has suffered from the effect of a post cold war decrease in the demand for discrete semiconductor products used in military applications.

                                   5

     The Company's epoxy encapsulated semiconductor products were no longer able to compete with foreign manufacturers, and, accordingly, the Company phased out its epoxy product lines during fiscal 1998. Epoxy line assets with an original book value of approximately $392,000 and a net depreciated value of $0 were liquidated for $13,000 cash in fiscal 1998 and the resulting gain was included in other income.

     The Company's overall liquidity decreased significantly during the year ended June 30, 1998. Cash generated from the 1997 to 1998 asset decreases was used to fund operating losses.

     At June 30, 1998, the Company had a deficit in stockholders' equity aggregating $5,152,000 and its current liabilities exceeded its current assets by $5,199,000.

Results Of Operations

     Net sales of $4,917,000 for fiscal 1998 were down 4% or $221,000 from $5,138,000 for fiscal 1997 which was down 22% or $1,489,000 from $6,627,000 for fiscal 1996. Part of the decreases resulted from the 1998 discontinuance of the Company's epoxy product lines which had sales of $36,000, $348,000 and $911,000 in fiscal years 1998, 1997 and
1996 respectively. The remaining decreases reflect a general slackening in demand for the Company's products. Bookings were 96% of sales for fiscal 1998 as compared to 90% of sales for fiscal 1997 and 123% of sales for fiscal 1996. Backlog at June 30, 1998 was $1,125,000 as compared to $1,366,000 at June 30, 1997 and $1,885,000 at June 30,
1996.

     Gross profit on sales was $495,000 (10% of sales) for fiscal 1998 as compared to $262,000 (5% of sales) for fiscal 1997 and $879,000
(13% of sales) for fiscal 1996. Gross profit has decreased over the past five years as a result of lower sales, poorer fixed costs coverage and increased silicon costs.

     Selling, general and administrative expenses decreased $126,000 from 1996 to 1997 and $185,000 from 1997 to 1998. The decreases resulted from decreases in sales and sales commissions and from decreases in sales and administrative personnel.

     Interest expense decreased from fiscal 1996 through fiscal 1998 as a result of reductions in outstanding debt.

     Other income for fiscal 1998 was derived principally from liquidations of idle assets at net gains to the Company.

     The $209,000 extraordinary gain on purchases of debentures in fiscal 1998 ($117,000 in 1997 and $242,000 in 1996) resulted from the purchase of $105,000 ($62,000 in 1997 and $142,000 in 1996) face amount of 13% convertible Subordinated Debentures at a discount.





                                   6
     The extraordinary gain on debt settlement in fiscal 1996 resulted from the settlement of deferred compensation obligations at discounted amounts.

Item 8.  Financial Statements and Supplementary Data

     See Consolidated Financial Statements, part IV of this Report, pages 14 to 29, incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

     The Company believed it could not afford the cost of an independent audit for 1998, 1997 and 1996. Accordingly, management and the Board of Directors determined not to retain auditors to examine and report on the Company's financial statements for those periods.








































                                   7
                                PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors of the Company are as follows:

                          Principal Occupation              Director
Name                      for the past five years    Age    Since

CLASS I DIRECTORS:

  Harold W. Mahar, Jr.    President and Chief         55    1988
                           Executive Officer
                           since January 1988
                           and Director of the
                           Company since April
                           1988.


CLASS II DIRECTORS:
                           None


CLASS III DIRECTORS:
                           None

     Under Massachusetts law, the Board of Directors of the Company is classified into three classes with the term of office of one class expiring each year. The terms of the Class I, II and III directors expired in 1990, 1991 and 1992, respectively. Each of the Directors holds office until the annual meeting of shareholders in the year in which such director's term expires and until such director's successor is elected and qualified. Because no annual meetings have been held since 1989, Mr. Mahar continues as a Class I director.

     Mr. Mahar is the only executive officer of the Company. Each executive officer of the Company holds office until the first meeting of directors following the annual meeting of shareholders and until his successor is elected and qualified.

     Mr. Richard C. Allard resigned as an officer and director June 26, 1998.

     The Board of Directors held no formal meetings during the past fiscal year.

     There were no Board of Directors committee meetings during the past fiscal year.

     The duties of the Audit Committee are generally to review the Company's accounting policies and practices, the audit and the services provided by the independent auditors and to advise the Board of Directors with respect to the engagement of independent auditors. The duties of the Compensation Committee are generally to establish the

                                   8
compensation of the chief executive officer of the Company and to review incentive compensation plans and related programs of the Company. The duty of the Equity Incentive Plan Committee is to administer the Company's Equity Incentive Plan. The duty of the Employee Stock Purchase Plan Committee is to administer the Company's Employee Stock Purchase Plan.

     The Board of Directors does not have a standing nominating committee.

     Since 1990, directors have received no compensation for serving on the Board.

Item 11.  Executive Compensation

     Set forth below is information as to the cash compensation paid by the Company for each of the three fiscal years ended June 30, 1998, to its chief executive officer who was the only executive officer to be paid more than $100,000 in any of the last three fiscal years:

Summary Compensation Table:

     Name and Principal             Annual Compensation
         Position                   Year         Salary
   ----------------------          ----------------------
     Harold W. Mahar, Jr.,          1998       $98,000
     President and Chief            1997       $121,000
     Executive Officer              1996       $125,000

     Effective June 29, 1998 Mr. Mahar's annual salary was reduced to $83,000. The Company paid no bonuses or other compensation to its chief executive officer during the three years ended June 30, 1998. Further, the Company made no long term compensation awards or payouts to its chief executive officer during the three years ended June 30, 1998.

Option/SAR Grants in Last Fiscal Year:

     None.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values:

     None.

Long-Term Incentive Plans-Awards in Last Fiscal Year:

     None.

     The Company has a severance agreement with Mr. Mahar under which the Company agrees to pay him severence benefits aggregating 175% of his annual base salary in effect immediately prior to the termination of employment or the change of control. In addition, Mr. Mahar will be entitled to certain other benefits including the acceleration of the exercisability of outstanding stock options, continued participation 9 for up to one year in group health and medical insurance plans, the payment by the Company of legal fees and expenses incurred as a result of termination of employment, and under certain circumstances, he shall have the option to decrease payments or benefits payable under the agreement to avoid any excise taxes payable by him as a result of the severance benefits. The benefits are payable to him only if his employment is terminated for any reason other than for cause (as defined in the agreement), or if he terminates his employment as the result of specified justification, in all cases during a period of two years following a "change of control" of the Company. A change of control is defined to include the acquisition of 30% or more of the combined voting power of the Company's then outstanding securities, other changes of control required to be reported as determined by certain regulatory authorities, and certain changes in membership of the Board of Directors. Such severance payments would not be reduced for compensation received by the executive from any new employment. At the option of the Company, the agreement shall not apply to a change of control which takes place five years after the date of execution of the agreement. Under the agreement, based upon the annual base salary to be paid by the Company to Mr. Mahar for fiscal 1999, the change of control cash severance payment would be approximately $146,000.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Principal Owners of Common Stock: The following table sets forth, as of August 31, 1998, the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) of persons known to the Company to be such owner of more than five percent of the outstanding Common Stock of the Company, based on information on file with the Securities and Exchange Commission:

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

(3) Does not include 8,800 shares owned by Mrs. House, as to which Mr. House disclaims beneficial ownership.
                                   10
     Equity Ownership of Management: The following table sets forth, as of August 31, 1998, the beneficial ownership (as defined in the rules of the Securities and Exchange Commission) of the Company's Common Stock by each Director and all Directors and officers of the Company as a group, from information provided by such persons:

                              Common Stock               Percent
Name                       Owned Beneficially            of Class
--------------------       ------------------            --------
Harold W. Mahar, Jr.            129,118 (1)                4.1%
All Directors and
officers                        129,118                    4.1%

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

























                                   11
                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

  (a) The following documents are filed as a part of this report:
      (1) The financial statements listed in the Index to Consolidated Financial Statements appearing on page 15 of this report, which index is incorporated herein by reference.
      (2) The financial statement schedules as set forth in the above-mentioned Index to Financial Statements.
      (3) See Exhibit Index, page 31, incorporated herein by reference.
  (b) Reports on Form 8-K in the fourth quarter of fiscal 1998:

      None.







































                                   12
                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEMICON, INC.

September   , 1998           By: ----------------------------------
                                 Harold W. Mahar, Jr., President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of
September   , 1998.


By:
    -----------------------------------------
    Harold W. Mahar, Jr.
    President, Chief Executive Officer
    and Director
    (principal executive officer)
    (principal financial and accounting officer)




























                                   13
                             SEMICON, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 14(a)

     The following consolidated financial statements of Semicon, Inc. are included in item 8: Reference

     Consolidated balance sheets at                             15
       June 30, 1998 and 1997

     For the years ended June 30, 1998,
       1997 and 1996:
         Consolidated statements of operations                  17
         Consolidated statements of cash flows                  18
         Notes to financial statements                          19

     The following consolidated financial statement schedules are included in Item 14(d):

     III- Property, Plant and Equipment                         26

     IV - Accumulated Depreciation, Depletion
             and Amortization of Property, Plant
             and Equipment                                      27

      V - Valuation and Qualifying Accounts                     28

     VI - Supplementary Income Statement Information            29

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.



















SEMICON, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1998 and 1997
ASSETS

                                                           1998            1997
                                                        -----------     -----------
Current assets:
  Cash                                                $    161,000    $    227,000
  Accounts receivable, less allowances of
    $10,000 ($10,000 at June 30, 1997)                     460,000         440,000

  Inventories:
    Work-in-process and finished products                  469,000         507,000
    Raw materials and supplies                             190,000         242,000
                                                        -----------     -----------
                                                           659,000         749,000


  Other current assets                                      29,000          29,000
                                                        -----------     -----------
                        Total current assets             1,309,000       1,445,000





Property, plant and equipment:
  Machinery and equipment                                3,507,000       3,994,000
  Leasehold improvements                                   130,000         130,000
                                                        -----------     -----------
                                                         3,637,000       4,124,000


  Less accumulated depreciation and amortization         3,590,000       4,038,000
                                                        -----------     -----------
                                                            47,000          86,000





Other assets                                                     0           1,000
                                                        -----------     -----------
                                                      $  1,356,000    $  1,532,000
                                                        ===========     ===========







See notes to finanical statements.

SEMICON, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
June 30, 1998 and 1997
LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                           1998            1997
                                                        -----------     -----------
Current liabilities:
  Accounts payable and other accrued liabilites       $    468,000    $    495,000
  Accrued compensation                                     116,000         119,000
  Accrued interest                                       1,991,000       1,832,000
  Federal and state income taxes                            75,000          80,000
  Indebtedness in default                                2,564,000       2,668,000
  Reserves for restructuring and environmental costs     1,294,000       1,295,000
                                                        -----------     -----------
                        Total current liabilites         6,508,000       6,489,000











Stockholders' deficit:
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized, none issued                     0               0
  Common stock, $.25 par value,
    10,000,000 shares authorized, 3,304,873
    shares issued                                          826,000         826,000
  Additional paid-in capital                                46,000          46,000
  Accumulated deficit                                   (6,024,000)     (5,829,000)
                                                        -----------     -----------
                                                        (5,152,000)     (4,957,000)
  Less cost of 165,175 shares of Comman
   Stock held in treasury (0 shares at
   June 30, 1997)                                                0               0
                                                        -----------     -----------
                Total stockholders' deficit             (5,152,000)     (4,957,000)
                                                        -----------     -----------
                                                      $  1,356,000    $  1,532,000
                                                        ===========     ===========







See notes to financial statements.

SEMICON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended June 30, 1998, 1997 and 1996



                                                1998          1997          1996
                                             -----------   -----------   -----------

Net Sales                                  $  4,917,000  $  5,138,000  $  6,627,000

Costs and expenses:
  Cost of products sold                       4,422,000     4,876,000     5,748,000
  Selling, general and administrative           678,000       863,000       989,000
  Interest                                      270,000       279,000       299,000
  Other (income) expense                        (49,000)       (1,000)            0
                                             -----------   -----------   -----------
                                              5,321,000     6,017,000     7,036,000
                                             -----------   -----------   -----------
Income (loss) before income taxes
  and extraordinary items                      (404,000)     (879,000)     (409,000)
Income tax provision                                  0             0             0
                                             -----------   -----------   -----------
Income (loss) before extraordinary items       (404,000)     (879,000)     (409,000)

Extraordinary items:
  Gain on purchase of debentures                209,000       117,000       242,000
  Gain on debt settlement                             0             0       158,000
                                             -----------   -----------   -----------
                                                209,000       117,000       400,000
                                             -----------   -----------   -----------
Net income (loss)                          $   (195,000) $   (762,000) $     (9,000)
                                             ===========   ===========   ===========






Income (loss) per share:
  Before extraordinary items                     ($0.13)       ($0.27)       ($0.12)
  From extraordinary items                         0.07          0.04          0.12
                                             -----------   -----------   -----------
Net income (loss)                                ($0.06)       ($0.23)        $0.00
                                             ===========   ===========   ===========


Weighted average number of
  shares outstanding                          3,151,000     3,305,000     3,305,000
                                             ===========   ===========   ===========

See notes to financial statements

SEMICON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1998, 1997 and 1996

                                            1998         1997         1996
                                         -----------  -----------  -----------
Operating activities:
  Net income(loss)                      $  (195,000) $  (762,000) $    (9,000)
  Adjustments to reconcile net
    income(loss) to net cash
    provided by operating activites:
      Depreciation and amortization          39,000       47,000       25,000
      Provision for accounts and note
        receivable                                0            0            0
      Extraordinary gains                  (209,000)    (117,000)    (400,000)
      Change in assets and liabilities:
        Accounts receivable                 (20,000)     341,000      185,000
        Inventory                            90,000      180,000     (237,000)
        Other current assets                      0       27,000       (2,000)
        Accounts payable and
          accrued expenses                  239,000      286,000      231,000
        Income taxes payable                 (5,000)      (8,000)     (12,000)
        Other                                     0            0        8,000
                                         -----------  -----------  -----------
                     Total Adjustments      134,000      756,000     (202,000)
                                         -----------  -----------  -----------
        Net cash provided by (used in)
          operating activities              (61,000)      (6,000)    (211,000)
Investing activities:
  Capital expenditures                            0            0      (93,000)
  Collection of investment income             1,000            0            0
                                         -----------  -----------  -----------
        Net cash provided by (used in)
              investing activities            1,000            0      (93,000)
Financing activities:
  Purchase of debentures                     (6,000)      (4,000)      (8,000)
  Other                                           0       (3,000)           0
                                         -----------  -----------  -----------
        Net cash provided by (used in)
               financing activities          (6,000)      (7,000)      (8,000)
                                         -----------  -----------  -----------
Net increase(decrease) in
  cash and cash equivalents                 (66,000)     (13,000)    (312,000)
Cash and cash equivalents
  at beginning of year                      227,000      240,000      552,000
                                         -----------  -----------  -----------
Cash and cash equivalents at
  end of year                           $   161,000  $   227,000  $   240,000
                                         ===========  ===========  ===========

 Supplemental cash flow information:
  Interest paid                         $         0  $         0  $         0
  Income taxes paid (refunded), net           7,000        8,000       12,000


See notes to financial statements

SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1998, 1997 and 1996

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



                                   19
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1998, 1997 and 1996

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Significant Customers

     The Company's principal business is the manufacture of discrete semiconductors. Sales are primarily to customers in the United States. The following customers each accounted for more than 10% of sales:

                                            1998      1997      1996
                                           ------    ------    ------
    Zeus Electronics, An Arrow Co.          20%       20%       19%
    Micro Device Electronics                17%       14%        5%
    ACI Electronics Corp.                   14%       15%       13%
    Universal Semiconductor, Inc.           12%        6%        6%

Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities at June 30, 1998 and 1997 included the following:
                                            1998            1997
                                         ----------      ----------
    Trade accounts payable               $  422,000      $  384,000
    Commissions payable                       5,000          13,000
    Other                                    41,000          98,000
                                         ----------      ----------
                                         $  468,000      $  495,000
                                         ==========      ==========
                                   20
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1998, 1997 and 1996

NOTE B-INDEBTEDNESS IN DEFAULT

  Indebtedness in default at June 30, 1998 and 1997 was as follows:

                                           1998              1997
      13% Convertible Subordinated      ----------        ----------
        Debentures due
        January 15, 2001                $1,688,000        $1,793,000
      Industrial Revenue Bond              696,000           695,000
      Retiree Deferred Compensation        180,000           180,000
                                        ----------        ----------
                                        $2,564,000        $2,668,000
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

     During fiscal 1998, the Company purchased $105,000 ($62,000 in 1997 and $142,000 in 1996) face amount of its 13% Convertible Subordinated Debentures at a discount. The purchases reduced indebtedness and accrued interest by $215,000 ($121,000 in 1997 and $252,000 in 1996) and resulted in a $209,000 ($117,000 in 1997 and
$242,000 in 1996) extraordinary gain.

    The Company's industrial revenue bond liability is a guaranty obligation from the 1987 liquidation of a former subsidiary. The last principal reductions of the debt occurred in 1993. The last interest payments were made in 1995. The Company continues to accrue 6% interest on the obligation.

     Retiree deferred compensation represents an obligation to the widow of a retired employee for deferred compensation. During fiscal 1991 the Company suspended its deferred compensation payments.

     During fiscal 1996, the Company settled deferred compensation obligations at discounted amounts which resulted in a $158,000 extraordinary gain.


                                   21
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1998, 1997 and 1996

NOTE C-RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

     The balance sheet reserves for restructuring and environmental costs included the following at June 30, 1998 and 1997:

                                           1998             1997
                                        ----------       ----------
Environmental matters                   $  848,000       $  848,000
Debt restructuring
 and related matters                       446,000          447,000
                                        ----------       ----------
                                        $1,294,000       $1,295,000
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







                                   22
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1998, 1997 and 1996

NOTE D-INCOME TAXES

  Income tax provisions consisted of the following:

                                1998          1997          1996
Total provisions             ----------    ----------    ----------
Current:
  Federal                    $        0    $        0    $        0
  State                               0             0             0
                             ----------    ----------    ----------
                             $        0    $        0    $        0
                             ==========    ==========    ==========

      A reconciliation of income tax (benefit) for continuing operations computed at the statutory federal income tax rate to the income tax provision (benefit) follows:

                                1998           1997           1996
Income tax provision
  (benefit) at statutory
  federal income tax rate   $( 137,000)     $( 299,000)     $( 139,000)
Net operating loss
  not utilized                 137,000         299,000         139,000
                            ----------      ----------      ----------
                            $        0      $        0      $        0
                            ==========      ==========      ==========

     At June 30, 1998, the Company had tax loss carryforwards of approximately $7,900,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $9,800,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

NOTE E-COMMITMENTS AND CONTINGENCIES

     The Company leases a 30,000 square foot facility in Burlington, Massachusetts under a lease agreement which expires in June 1999. The lease provides for monthly payments aggregating $100,000 per year plus real estate taxes, utilities and insurance. Rent expense aggregated $100,000 in 1998, 1997 and 1996.






                                   23
SEMICON, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 1998, 1997 and 1996

NOTE F-STOCKHOLDER'S DEFICIT

     During fiscal 1998 the Company purchased 165,175 shares of its $.25 par value per share common stock for $165.18 ($.001 per share).

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

     Subject to adjustment for stock splits and similar events, the total number of shares of common stock originally reserved for issuance under the Plan was 200,000. Awards may be granted under the Plan through November 16, 1998. During the three fiscal years ended June 30, 1998, no shares were issued to employees in connection with the Plan.

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








                                   24
Common Stock Reserved

     The following shares of common stock were reserved for issuance at June 30, 1998:

13% Convertible Subordinated Debentures                     183,080
Equity Incentive Plan                                       187,000
Employee Stock Purchase Plan                                 55,298
                                                            -------
                                                            425,378
                                                            =======

SCHEDULE III--PROPERTY, PLANT AND EQUIPMENT
SEMICON, INC.




                            Balance at                             Other    Balance at
                             Beginning   Additions  Retirements   Changes       End
                             of Period    to Cost    (Deduct)   Add(Deduct)  of Period
                            ----------- ----------- ----------- ----------- -----------

Year ended June 30, 1998:
  Machinery and equipment  $ 3,994,000 $         0 $  (487,000)$         0 $ 3,507,000
  Leasehold Improvements       130,000           0           0           0     130,000
                            ----------- ----------- ----------- ----------- -----------
                           $ 4,124,000 $         0 $  (487,000)$         0 $ 3,637,000
                            =========== =========== =========== =========== ===========
Year ended June 30, 1997:
  Machinery and equipment  $ 4,051,000 $         0 $   (57,000)$         0 $ 3,994,000
  Leasehold Improvements       130,000           0           0           0     130,000
                            ----------- ----------- ----------- ----------- -----------
                           $ 4,181,000 $         0 $   (57,000)$         0 $ 4,124,000
                            =========== =========== =========== =========== ===========

Year ended June 30, 1996:
  Machinery and equipment  $ 3,965,000 $    86,000 $         0 $         0 $ 4,051,000
  Leasehold Improvements       123,000       7,000           0           0     130,000
                            ----------- ----------- ----------- ----------- -----------
                           $ 4,088,000 $    93,000 $         0 $         0 $ 4,181,000
                            =========== =========== =========== =========== ===========























SCHEDULE IV--ACCUMULATED DEPRECIATION, DEPLETION AND AMORITIZATION OF
  PROPERTY, PLANT AND EQUIPMENT
SEMICON, INC.


                                        Additions
                            Balance at  Charged to                 Other    Balance at
                             Beginning  Costs and                 Changes       End
                             of Period  Expenses (A)Retirements Add(Deduct)  of Period
                            ----------- ----------- ----------- ----------- -----------
Year ended June 30, 1998:
  Machinery and equipment  $ 3,930,000 $    21,000 $  (487,000)$         0 $ 3,464,000
  Leasehold Improvements       108,000      18,000           0           0     126,000
                            ----------- ----------- ----------- ----------- -----------
                           $ 4,038,000 $    39,000 $  (487,000)$         0 $ 3,590,000
                            =========== =========== =========== =========== ===========

Year ended June 30, 1997:
  Machinery and equipment  $ 3,963,000 $    24,000 $   (57,000)$         0 $ 3,930,000
  Leasehold Improvements        85,000      23,000           0           0     108,000
                            ----------- ----------- ----------- ----------- -----------
                           $ 4,048,000 $    47,000 $   (57,000)$         0 $ 4,038,000
                            =========== =========== =========== =========== ===========

Year ended June 30, 1996:
  Machinery and equipment  $ 3,948,000 $    15,000 $         0 $         0 $ 3,963,000
  Leasehold Improvements        75,000      10,000           0           0      85,000
                            ----------- ----------- ----------- ----------- -----------
                           $ 4,023,000 $    25,000 $         0 $         0 $ 4,048,000
                            =========== =========== =========== =========== ===========






A= The annual provisions for depreciation have been
     computed using the following estimated ranges
     of useful lives:
       Machinery and equipment    5 years
       Leasehold improvements     2 Years













SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
SEMICON, INC.



                                          Charged      Charged
                            Balance at   (Credited)   (Credited)               Balance at
                             Beginning  to Costs and   to Other                  End of
                             of Period    Expenses     Accounts    Deductions    Period
                            ----------- ------------ ------------ ------------ -----------
Year ended June 30, 1998:
  Allowance for doubtful
    accounts               $    10,000 $          0 $          0 $          0 $    10,000
  Reserve for restructuring
    and environmental costs  1,295,000            0            0        1,000   1,294,000
                            ----------- ------------ ------------ ------------ -----------
                           $ 1,305,000 $          0 $          0 $      1,000 $ 1,304,000
                            =========== ============ ============ ============ ===========

Year ended June 30, 1997:
  Allowance for doubtful
    accounts               $    10,000 $          0 $          0 $          0 $    10,000
  Reserve for restructuring
    and environmental costs  1,300,000            0            0        5,000   1,295,000
                            ----------- ------------ ------------ ------------ -----------
                           $ 1,310,000 $          0 $          0 $      5,000 $ 1,305,000
                            =========== ============ ============ ============ ===========

Year ended June 30, 1996:
  Allowance for doubtful
    accounts               $    10,000 $     (5,000)$      5,000 $          0 $    10,000
  Allowance for losses
    on discontinued
    operations                 896,000            0     (896,000)           0           0
  Reserve for restructuring
    and environmental costs  1,100,000            0      200,000            0   1,300,000
                            ----------- ------------ ------------ ------------ -----------
                           $ 2,006,000 $     (5,000)$   (691,000)$          0 $ 1,310,000
                            =========== ============ ============ ============ ===========













SCHEDULE VI-SUPPLEMENTARY INCOME STATEMENT INFORMATION
SEMICON, INC.

                                                Charged to Costs and Expenses
                                                     Year Ended June 30,
                                          -------------------------------------------


             Item                              1998          1997          1996
 ----------------------------------------   -----------------------------------------

Maintenance and repairs                   $    418,000 $     475,000 $     633,000

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




























  ITEM 6-SELECTED FINANCIAL DATA
  SEMICON, INC.





                                                                  Year Ended June 30,
                                ------------------------------------------------------------
                                   1998        1997        1996        1995         1994
                                ------------------------------------------------------------

  Net Sales                    $ 4,917,000 $ 5,138,000 $ 6,627,000 $ 6,158,000 $  6,703,000
  Income (loss) from continuing
    operations before
    extraordinary item            (404,000)   (879,000)   (409,000)   (173,000)     (49,000)

  Net income (loss)               (195,000)   (762,000)     (9,000)  1,425,000      227,000

  Total assets                   1,356,000   1,532,000   2,140,000   2,330,000    2,304,000

  Long-term debt, including
    current maturities           1,688,000   1,793,000   1,855,000   1,997,000    3,213,000

  Total debt obligations in default:
    Principal                    2,564,000   2,668,000   2,731,000   3,135,000    4,332,000
    Accrued interest             1,991,000   1,832,000   1,610,000   1,427,000    1,660,000
                                ------------------------------------------------------------
                                 4,555,000   4,500,000   4,341,000   4,562,000    5,992,000

  Income (loss) per share:
    From continuing operations     (.13)       (.27)       (.12)       (.05)       (.01)
    Net income (loss)              (.06)       (.23)       (.00)        .43         .07





















                                   30
                             EXHIBIT INDEX

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

     10.1  Lease, dated March 31, 1983, between Trustees of N.W.
Building 28 Trust and the Company (Exhibit 10.7 to Form 10-K for the year ended June 30, 1983).

    *10.2 Lease Extension Agreement dated June 1998, to Lease, dated March 31, 1983, between Trustees of N.W. Building 28 Trust and the Company.

     10.3 Severance Agreement dated September 21, 1988, between the Company and Mr. Mahar (Exhibit 10.13 to Form 10-K for the year ended June 30, 1988).

     10.4 Semicon, Inc. Equity Incentive Plan (Exhibit 10.16 to Form 10-K for year ended June 30, 1989).

     10.5 Semicon, Inc. Employee Stock Purchase Plan (Exhibit 10.11 to Form 10-K for the year ended June 30, 1991).

     22.1 List of subsidiaries (Exhibit 22.1 to Form 10-K for the year ended June 30, 1994.)

   * 27.1 Financial Data Schedule (EDGAR filing with Securities and Exchange Commission only).
                                   31