Form 10-Q
period 1998-10-04
SEMICON INC
filed 1998-11-04
CIK 88922

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549

(Mark One)

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended      October 4, 1998
                               ------------------------------
                                          OR

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
Yes                 No   X
     -------             --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.25 Par Value  -  3,101,932 shares (at October 4, 1998)


                                     INDEX
                                    FORM 10-Q
                                   SEMICON, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)


                                                                        Page
             Consolidated Balance Sheet  -  October 4, 1998
                and June 30, 1998.                                       3

             Consolidated Statement of  Operations  -  Quarters ended
                        October 4, 1998 and September 29, 1997           5

             Consolidated Statement of Cash Flows  -  Quarters ended
                        October 4, 1998 and September 29, 1997           6

             Notes to Consolidated Financial Statements  -
                        October 4, 1998.                                 7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9


Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                               11



  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET
  ASSETS

                                                                         October 4,    June 30,
                                                                            1998         1998
                                                                        -----------  -----------
  Current assets:
    Cash and cash equivalents                                          $    121,000 $    161,000
    Accounts receivable, less allowances
      of $10,000 ($10,000 at June 30, 1998)                                 335,000      460,000
    Inventories:
      Work-in-process and finished products                                 375,000      469,000
      Raw materials and supplies                                            139,000      190,000
                                                                        -----------  -----------
                                                                            514,000      659,000

    Other current assets                                                     27,000       29,000
                                                                        -----------  -----------
                        Total current assets                                997,000    1,309,000





  Property, plant and equipment:
    Machinery and equipment                                               3,507,000    3,507,000
    Leasehold improvements                                                  130,000      130,000
                                                                        -----------  -----------
                                                                          3,637,000    3,637,000

    Less accumulated depreciation
      and amortization                                                    3,596,000    3,590,000
                                                                        -----------  -----------
                                                                             41,000       47,000




  Other assets                                                                    0            0
                                                                        -----------  -----------
                                                                       $  1,038,000 $  1,356,000
                                                                        ===========  ===========




  See notes to consolidated financial statements.




  SEMICON, INC.
  CONSOLIDATED BALANCE SHEET - Continued
  LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                         October 4,    June 30,
                                                                            1998         1998
                                                                        -----------  -----------
  Current liabilities:
    Accounts payable and other accrued liabilities                     $    370,000 $    468,000
    Accrued compensation                                                     84,000      116,000
    Accrued interest                                                      2,057,000    1,991,000
    Federal and state income taxes                                           75,000       75,000
    Indebtedness in default                                               2,564,000    2,564,000
    Reserves for restructuring and environmental costs                    1,294,000    1,294,000
                                                                        -----------  -----------
                   Total current liabilities                              6,444,000    6,508,000









  Stockholders' deficit:
    Preferred stock, $1.00 par value
      1,000,000 shares authorized, none issued                                    0            0
    Common stock, $.25 par value,
      10,000,000 shares authorized, 3,304,873
      shares issued                                                         826,000      826,000
    Additional paid-in-capital                                               46,000       46,000
    Accumulated deficit                                                  (6,278,000)  (6,024,000)
                                                                        -----------  -----------
                                                                         (5,406,000)  (5,152,000)
    Less cost of 202,941 shares of Common
      Stock held in treasury (165,175 shares
      at June 30, 1998)                                                           0            0
                                                                        -----------  -----------
                 Total stockholders' deficit                             (5,406,000)  (5,152,000)
                                                                        -----------  -----------
                                                                       $  1,038,000 $  1,356,000
                                                                        ===========  ===========









  SEMICON, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS



                                                                              QUARTER ENDED
                                                                         October 4,  September 28
                                                                            1998         1997
                                                                        -----------  -----------
  Net Sales                                                            $    868,000 $  1,300,000

  Costs and expenses:
    Cost of products sold                                                   940,000    1,185,000
    Selling, general and adminstrative                                      116,000      184,000
    Interest                                                                 66,000       69,000
    Other (income) expense                                                        0            0
                                                                        -----------  -----------
                                                                          1,122,000    1,438,000
                                                                        -----------  -----------
  Income (loss) before income taxes and
    extraordinary item                                                     (254,000)    (138,000)
  Income taxes                                                                    0            0
                                                                        -----------  -----------
  Income (loss) before extraordinary item                                  (254,000)    (138,000)
  Extraordinary items:
    Gain on purchase of debentures                                                0            0
    Gain on debt settlement                                                       0            0
                                                                        -----------  -----------
                                                                                  0            0
                                                                        -----------  -----------
  Net income (loss)                                                    $   (254,000)$   (138,000)
                                                                        ===========  ===========


  Income (loss) per share:
    Before extraordinary items                                               ($0.08)      ($0.04)
    Extraordinary items                                                        0.00         0.00
                                                                        -----------  -----------
  Net income (loss) per share                                                ($0.08)      ($0.04)
                                                                        ===========  ===========

  Weighted average number of
    shares outstanding                                                    3,124,000    3,305,000
                                                                        ===========  ===========






  See notes to consolidated financial statements.



  SEMICON, INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                              QUARTER ENDED
                                                                         October 4,  September 28
                                                                            1997         1997
                                                                        -----------  -----------
  Operating activities:
  Net income (loss)                                                    $   (254,000)$   (138,000)
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                                           6,000       10,000
      Provision for bad debts                                                     0            0
      Gain on purchase of debentures                                              0            0
      Gain on debt settlement                                                     0            0
      Changes in assets and liabilities:
        Accounts receivable                                                 125,000      (98,000)
        Inventory                                                           145,000      101,000
        Other current assets                                                  2,000      (13,000)
        Accounts payable and accrued expenses                               (64,000)      91,000
        Income taxes payable                                                      0            0
        Other                                                                     0            0
                                                                        -----------  -----------
          Total adjustments                                                 214,000       91,000
                                                                        -----------  -----------
          Cash provided by (used in)
            operating activities                                            (40,000)     (47,000)
  Investing activities:
    Capital expenditures                                                          0            0
    Collection of investment income                                               0            0
                                                                        -----------  -----------
          Cash provided by (used in)
            investing actitivies                                                  0            0
  Financing activities:
    Debenture purchases and debt settlement                                       0            0
    Other                                                                         0            0
                                                                        -----------  -----------
          Cash provided by (used in)
            financing actitivies                                                  0            0
                                                                        -----------  -----------
          Increase (decrease) in cash
            and cash equivalents                                            (40,000)     (47,000)
  Cash and cash equivalents
    at beginning of period                                                  161,000      227,000
                                                                        -----------  -----------
          Cash and cash equivalents
            at end of period                                           $    121,000 $    180,000
                                                                        ===========  ===========



  See notes to consolidated financial statements.


SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 4, 1998

NOTE A  --  BASIS OF PRESENTATION, SUBSEQUENT EVENTS AND
            UNAUDITED FINANCIAL STATEMENTS


The October 4, 1998 and prior financial statements of the Company have been presented on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Subsequent to October 4, 1998 Semicon Components Inc., the Company's manufacturing subsidiary, sold substantially all of it's inventory, sold most of it's manufacturing equipment, and ceased manufacturing operations. The Company's efforts at this time are focused on settlement of subsidiary accounts and asset sales and disposal. Management believes greater value for creditors and stockholders will be realized from continuous, orderly asset sales than from bankruptcy liquidation. However, creditor claims and final and complete settlement of subsidiary and parent company obligations may require C.11 reorganization or C.7 liquidation. The Company will not report results on a going concern basis in the future.

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

Net income (loss) per share ("Basic") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Net income per share with dilution results from dividing net income by the weighted average number of common shares outstanding plus the dilutive shares from the assumed exercise of outstanding stock options and the assumed conversion of 13% Convertible Subordinated Debentures when their effect is dilutive. If the effect of the assumed conversion of 13% Converible Subordinated Debentures is dilutive, net income used to calculate earnings per share is increased to include the after tax effect of debenture interest assumed to be forgone.

NOTE C  --  INCOME TAXES

At October 4, 1998, the Company had tax loss carryforwards of approximately $8,150,000 and tax credit carryforwards of approximately $500,000 available to offset future federal taxable income and operating loss carryforwards of approximately $10,050,000 and credit carryforwards of approximately $500,000 to offset future book income. These carryforwards expire principally in the years 2001-2007. These carryforwards may be subject to limitations on annual utilization under current Internal Revenue Service regulations. Book loss carryforwards exceed those available for income tax purposes due primarily to various accruals and reserves not currently deductible.

SEMICON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  --  Continued

October 4, 1998

NOTE D --  RESERVES FOR RESTRUCTURING AND ENVIRONMENTAL COSTS

The balance sheet reserves for restructuring and environmental costs included the following:

                             October 4, 1998             June 30, 1998
                           --------------------         ---------------
Environmental matters         $   848,000                  $ 848,000
Debt restructuring
  and related matters             446,000                    446,000
                           --------------------         ----------------
                               $1,294,000                  $1,294,000
                                =========                   =========

Reserves for environmental matters were originally established in 1990 to cover (1) the estimated cost of remediation of an environmental matter at the Company's Burlington, Massachusetts facility, (2) a $200,000 potentially responsible party group settlement contingent liability associated with the Company's Burlington, Massachusetts facility to be paid when the Company's net worth exceeds $1,000,000 and (3) a potential liability associated with an environmental matter at a former subsidiary operation. The Company has agreed to remediate environmental problems at its Burlington, Massachusetts operating site, currently estimated to cost 350,000 to 600,000 by November 1999. In September 1996, the Company filed its most recent "financial inability" notice with the commonwealth of Massachusetts indicating that it cannot afford to pay the cost of remediation. If the Commonwealth of Massachusetts requires remediation in spite of the Company's financial inability to comply, the Company will be forced to liquidate under Chapter 7 of the United States Bankruptcy Code. Seperately, NW Building 37 Company has initiated investigations and other response actions at the site. The Company was designated a potentially responsible party ("PRP") by the United States Environmental Protection Agency at a superfund landfill site in Lowell, Massachusetts. The settling PRP group has demanded the Company pay 10.8% of the $20,000,000 to 25,000,000 estimated cost of landfill cleanup. The Company intends to defend itself against this claim. Comprehensive remediation would exceed the Company's cash resources and force liquidation of the Company under the United States Bankruptcy Code.

Reserves for debt restructuring and related matters were established in 1990 to cover the estimated cost of consensual non-bankruptcy restructuring and bankruptcy restructuring.









ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
LIQUIDITY AND SOURCES OF CAPITAL

Subsequent to the end of this fiscal quarter, Semicon Components, Inc., the Company's manufacturing subsidiary, sold substantially all of it's inventory, sold most of it's manufacturing equipment, and ceased manufacturing operations. The Company's efforts at this time are focused on settlement of subsidiary accounts and asset sales and disposal. Management believes greater value for creditors and stockholders will be realized from continuous, orderly asset sales than from bankruptcy liquidation. However, creditor claims and final and complete settlement of subsidiary and parent company obligations may require
C.11 reorganization or C.7 liquidation.

The Company faces various environmental issues as described in Note D to the consolidated financial statements. Enforced remedial action on any of these issues could force the Company to liquidate under Chapter 7 of the United States Bankruptcy code .

The Company operates at the forbearance of its creditors. It continues to be in default of debt obligations aggregating $4,621,000 for principal and interest at October 4, 1998. The defaults exist because of non-payment of principal and accrued interest for periods extending back to July 1990.

The Company has no outside source of financing and does not expect to be able to obtain any such financing.

The Company continues to attempt to settle debt obligations at less than face amount and has succeeded in reducing the principal amount of its debt in default from $6,170,000 at June 30, 1990, to $2,564,000 at October 4, 1998.
However, during that period of time, interest has accrued on the unsettled portion of debt obligations in default to make the aggregate amount in default at October 4, 1998, $4,621,000.


                                                      October 4, 1998
                                                  ----------------------------
                                 June 30, 1990                 Principal and
                                  Principal       Principal   Accrued Interest
                                 --------------  -----------  ----------------

BayBank                           $  795,000     $  696,000     $  842,000

Deferred Compensation
   and Other                         820,000        180,000        180,000

NationsBank                          430,000              0              0

13% Convertible
   Subordinated Debentures         4,125,000      1,688,000      3,599,000
                                 --------------  -----------  ----------------

                                 $ 6,170,000    $ 2,564,000    $ 4,621,000
                                 ===========    ===========    ===========

Settlements to October 4, 1998, have included: purchases of $2,437,000 face amount of debentures for $165,000; settlement of $468,000 of NationsBank debt obligations for $100,000 and settlement of $716,000 of deferred compensation and other obligations for $186,000. Despite these settlements, the Company's overall efforts since June 30, 1990, to complete a consensual non-bankruptcy debt restructuring have been unsuccessful.

Since July 1, 1997 the Company purchased 202,941 shares of it's $.25 per value share Common Stock for $202.94($.001 per share).

At October 4, 1998, the Company had a deficit in stockholders' equity aggregating $5,406,000 and its current liabilities exceeded its current assets by $5,447,000.


RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 4, 1998

The Company continued to generate operating losses on continued decreasing sales. Subsequent to the end of the fiscal quarter, the Company ceased it's manufacturing operations and continued it's liquidation of subsidiary company assets.

At November 2, 1998 the Company's manufacturing subsidiary employed 15 people. Efforts are focused on settling accounts and selling and disposing of assets.




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






